Form 10-Q
period 2001-03-31
ENCORE ACQUISITION CO
filed 2001-05-14
CIK 1125057

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from _______ to ________


                               Commission File No.

                           ENCORE ACQUISITION COMPANY
             (Exact name of Registrant as specified in its charter)


          Delaware                                     75-2759650
-------------------------------                  ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


777 Main Street, Suite 1400, Ft. Worth, Texas            76102
---------------------------------------------           --------
 (Address of principal executive offices)              (Zip code)

       Registrant's Telephone Number, including area code: (817) 877-9955

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [x]


Number of shares of Common Stock outstanding as of
 March 31, 2001.......................................................30,029,961

                           ENCORE ACQUISITION COMPANY
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                       Page

Item 1. Financial Statements
  Consolidated Balance Sheets as of March 31, 2001 and
     December 31, 2000............................................       3
  Consolidated Statements of Operations for the three months
     ended March 31, 2001 and 2000................................       4
  Consolidated Statements of Stockholders' Equity for the three
     months ended March 31, 2001..................................       5
  Consolidated Statements of Cash Flows for the three
     months ended March 31, 2001 and 2000.........................       6
  Notes to Consolidated Financial Statements......................       7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.............................      11

Item 3. Quantitative and Qualitative Disclosure about Market
  Risk............................................................      14

                     PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.................      15
Item 6. Exhibits and Reports on Form 8-K..........................      15
Signatures........................................................      16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ENCORE ACQUISITION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)


                                                                     MARCH 31,       DECEMBER 31,
                                                                       2001             2000
                                                                  --------------    --------------
                                                                    (unaudited)

                          ASSETS

Current Assets:
  Cash and cash equivalents .................................     $          225    $          876
  Accounts receivable .......................................             23,815            21,210
  Other current assets ......................................             11,723             4,171
                                                                  --------------    --------------
         Total Current Assets ...............................             35,763            26,257
                                                                  --------------    --------------

Properties and Equipment, at cost -- successful efforts
  method:
  Producing properties ......................................            348,326           333,892
  Undeveloped properties ....................................                696               624
  Accumulated depletion, depreciation and amortization ......            (34,321)          (26,868)
                                                                  --------------    --------------
                                                                         314,701           307,648
                                                                  --------------    --------------
  Other property and equipment ..............................              2,010             1,910
  Accumulated depletion, depreciation and amortization ......               (750)             (621)
                                                                  --------------    --------------
                                                                           1,260             1,289
                                                                  --------------    --------------

Other Assets ................................................              4,012             8,562
                                                                  --------------    --------------
         Total Assets .......................................     $      355,736    $      343,756
                                                                  ==============    ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..........................................     $        5,171    $        8,840
  Current portion of note payable ...........................             12,860            16,438
  Other current liabilities .................................             35,296            16,254
                                                                  --------------    --------------
         Total Current Liabilities ..........................             53,327            41,532
                                                                  --------------    --------------

Long-term debt ..............................................             52,083           144,500
Note payable ................................................                 --             1,107
Other liabilities ...........................................             16,071             8,806
                                                                  --------------    --------------
         Total Liabilities ..................................            121,481           195,945
                                                                  --------------    --------------

Commitments and Contingencies ...............................                 --                --

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding .............................                 --                --
  Class A common stock, $.01 par value, 75,000 shares
    authorized 0 and 73,725 issued and outstanding ..........                 --                 1
  Class B common stock, $.01 par value, 300,000 shares
    authorized 0 and 294,901 issued and outstanding .........                 --                 3
  Common stock, $.01 par value, 50,000,000 authorized,
    30,029,961 and 0 issued and outstanding .................                300                --
  Additional paid-in capital ................................            248,729           147,968
  Notes receivable-- officers and employees .................                (21)              (21)
  Retained earnings (deficit) ...............................             (1,817)             (140)
  Accumulated other comprehensive income ....................            (12,936)               --
                                                                  --------------    --------------
         Total Stockholders' Equity .........................            234,255           147,811
                                                                  --------------    --------------

         Total Liabilities and Stockholders' Equity .........     $      355,736    $      343,756
                                                                  ==============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    --------------------
                                                                      2001        2000
                                                                    --------    --------
                                                                        (unaudited)
        Revenues:
          Oil ...................................................   $ 27,377    $ 16,740
          Natural gas ...........................................      8,844         487
                                                                    --------    --------
        Total revenues ..........................................     36,221      17,227

        Expenses:
          Production--
             Direct lifting costs ...............................      6,355       3,682
             Production, ad valorem and severance taxes .........      4,270       3,318
          General and administrative (excluding non-cash
             stock based compensation) ..........................      1,263         964
          Non-cash stock based compensation .....................      9,587       2,552
          Depreciation, depletion and amortization ..............      7,563       2,386
          Derivative fair value loss ............................        102          --
                                                                    --------    --------
        Total expenses ..........................................     29,140      12,902
                                                                    --------    --------

        Operating income ........................................      7,081       4,325
                                                                    --------    --------

        Other income (expenses):
          Interest ..............................................     (2,537)     (1,932)
          Other .................................................         52         165
                                                                    --------    --------
        Total other income (expenses) ...........................     (2,485)     (1,767)
                                                                    --------    --------

        Income before income taxes ..............................      4,596       2,558
        Provision for income taxes ..............................     (5,389)     (2,044)
                                                                    --------    --------
        Income (loss) before accounting change ..................       (793)        514

        Cumulative effect of accounting change (net of
          income taxes of $541 and $0, respectively) ............       (884)         --
                                                                    --------    --------

        Net income (loss) .......................................   $ (1,677)   $    514
                                                                    ========    ========

        Income (loss) per common share before accounting change:
          Basic and diluted .....................................   $  (0.03)   $   0.02

        Income (loss) per common share after accounting change:
          Basic and diluted .....................................   $  (0.07)   $   0.02

        Weighted average common shares outstanding ..............     24,707      22,739

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                     ENCORE ACQUISITION COMPANY

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           MARCH 31, 2001
                                                           (in thousands)
                                                            (unaudited)

                                                                                                NOTES     ACCUMULATED
                                        RETAINED   CLASS A    CLASS B                         RECEIVABLE     OTHER
                                        EARNINGS   COMMON     COMMON     COMMON     PAID-IN   OFFICERS/  COMPREHENSIVE STOCKHOLDERS'
                                       (DEFICIT)    STOCK      STOCK     STOCK      CAPITAL   EMPLOYEES      INCOME       EQUITY
                                       ---------  ---------  ---------  ---------  ---------  ---------  ------------- -------------
BALANCE AT DECEMBER 31,
  2000 ............................... $    (140) $       1  $       3  $      --  $ 147,968  $     (21) $      --     $ 147,811
Proceeds from initial public
    offering (net of offering
    costs of $1,625)..................        --         --         --         71     91,399         --         --        91,470
Non-cash stock based
    compensation .....................        --         --         --         --      9,587         --         --         9,587
Recapitalization .....................        --         (1)        (3)       229       (225)        --         --            --
Components of comprehensive income:
   Net loss ..........................    (1,677)        --         --         --         --         --         --        (1,677)
   Change in deferred hedge loss
      (net of income taxes
       of $808).......................        --         --         --         --         --         --      1,945         1,945
   Cumulative effect of accounting
      change (net of income
      taxes of $9,121)................        --         --         --         --         --         --    (14,881)      (14,881)
                                                                                                                       ---------
         Total comprehensive income...                                                                                   (14,613)
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------     ---------
BALANCE AT MARCH 31,
  2001 ............................... $  (1,817) $      --  $      --  $     300  $ 248,729  $     (21) $ (12,936)    $ 234,255
                                       =========  =========  =========  =========  =========  =========  =========     =========

                                          The accompanying notes are an integral part of these
                                                  consolidated financial statements.


                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands except per share data)



                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------
                                                              (unaudited)

Operating Activities
Net income (loss) ..................................   $     (1,677)   $        514
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation, depletion and amortization .........          7,563           2,386
  Deferred taxes ...................................          3,505           2,044
  Non-cash stock based compensation ................          9,587           2,552
  Non-cash cumulative accounting change ............            884              --
  Non-cash derivative fair value loss ..............            102              --
  Other non-cash charges ...........................            480             148
Changes in operating assets and liabilities:
  Accounts receivable ..............................         (2,605)         (1,812)
  Other current assets .............................           (951)            196
  Other assets .....................................          1,068          (2,175)
  Accounts payable and other current liabilities ...          1,631           1,759
                                                       ------------    ------------
Cash Provided by Operating  Activities .............         19,587           5,612

Investing Activities
  Purchases of other property and equipment ........           (101)           (164)
  Acquisition of oil and gas properties ............           (262)        (43,327)
  Development of oil and gas properties ............        (14,243)         (3,745)
                                                       ------------    ------------
Cash Used by Investing Activities ..................        (14,606)        (47,236)

Financing Activities
  Proceeds from capital calls ......................             --          21,495
  Payable to shareholders ..........................             --          17,340
  Proceeds from initial public offering ............         93,095              --
  Offering costs paid ..............................         (1,625)             --
  Proceeds from long-term debt .....................         33,000          41,000
  Payments on long-term debt .......................       (125,417)        (18,050)
  Payments on note payable .........................         (4,685)             --
                                                       ------------    ------------
Cash Provided by (Used by) Financing Activities ....         (5,632)         61,785

Increase (Decrease) in Cash and Cash Equivalents ...           (651)         20,161
Cash and Cash Equivalents, Beginning of Period .....            876           6,497
                                                       ------------    ------------
Cash and Cash Equivalents, End of Period ...........   $        225    $     26,658
                                                       ============    ============

Supplemental disclosure of non-cash investing and
  financing activities:
  Note payable issued for purchase of oil and gas
     properties ....................................   $         --    $     35,200
  Notes received from officers and employees in
     connection with capital calls .................   $         --    $         23

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. FORMATION OF ENCORE

    Encore Acquisition Company ("Encore"), a Delaware Corporation, is an independent (non-integrated) oil and natural gas company in the United States. We were organized in April 1998 and are engaged in the acquisition, development, exploitation and production of North American oil and natural gas reserves. Our oil and natural gas reserves are concentrated in fields located in the Williston Basin of Montana and North Dakota, the Permian Basin of Texas and New Mexico, the Anadarko Basin of Oklahoma and the Powder River Basin of Montana.

2. BASIS OF PRESENTATION

    In the opinion of management, the unaudited consolidated financial statements of Encore include all adjustments necessary to present fairly our financial position as of March 31, 2001 and results of operations and cash flows for the three months ended March 31, 2001 and 2000. All adjustments are of a recurring nature. These interim results are not necessarily indicative of results for an entire year. Certain amounts of prior periods have been reclassified in order to conform to the current period presentation.

    Certain disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these financial statements should be read in conjunction with Encore's 2000 consolidated financial statements and related notes thereto included in Encore's registration statement filed on Form S-1 (Registration No. 333-47540, effective February 16, 2001).

    Effective January 1, 2001, Encore adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measure them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In addition, all hedging relationships must be designated, documented and reassessed periodically. The impact of adopting SFAS 133 on January 1, 2001 was to record the fair value of our derivatives as a reduction of assets of $1.1 million and as a liability in the amount of $24.3 million. Additionally, we recorded a reduction in earnings as the cumulative effect of an accounting change of $0.9 million (net of taxes of $0.5 million) and a decrease to stockholders' equity for other comprehensive income in the amount of $14.9 million (net of taxes of $9.1 million).

    Currently, all of Encore's derivative financial instruments qualify for hedge accounting and are designated as cash flow hedges. These instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in other comprehensive income in stockholders' equity and reclassed into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the gain or loss is recognized into earnings immediately.

3. IPO AND RECAPITALIZATION

    On March 8, 2001, Encore priced its shares to be issued in its initial public offering ("IPO") and began trading on the New York Stock Exchange the following day under the ticker symbol "EAC". Immediately prior to the IPO, all of the outstanding shares of Class A and Class B stock held by management and institutional investors were converted into 2,630,203 and 20,249,758 shares, respectively, of a single class of common stock. Through the IPO, Encore sold an additional 7,150,000 shares of common stock to the public at the offering price of $14.00 per share resulting in total outstanding shares of 30,029,961. Encore received $91.5 million in net proceeds after deducting the underwriter's discounts and commissions and related offering expenses. The proceeds received from the IPO were used to pay down debt outstanding under our credit facility.

4. INDEBTEDNESS

    As a result of the application of proceeds from the IPO, scheduled note repayments, and excess operating cash flows being applied to Encore's credit facility, Encore has substantially reduced overall indebtedness since December 31, 2000. The following table summarizes the activity of Encore's debt balances from December 31, 2000 through March 31, 2001 (in thousands):

Credit Facility:
  December 31, 2000 ....................   $    144,500
    Application of IPO proceeds ........        (91,470)
    Net borrowings and payments ........           (947)
                                           ------------
  March 31, 2001 .......................   $     52,083
                                           ============
Note Payable:
  December 31, 2000 ....................   $     17,545
    Scheduled payments .................         (4,685)
                                           ------------
  March 31, 2001 .......................   $     12,860
                                           ============


5. NON-CASH STOCK BASED COMPENSATION EXPENSE ON CLASS A STOCK

    Encore follows variable plan accounting for the Class A stock sold to management. Accordingly, compensation expense is based on the excess of the estimated fair value of the Class A stock over the amount paid by the shareholders. Compensation expense is recorded over the service period of the Class A stock, which is based on a vesting schedule. The Class A stock vests 25% upon issuance and an additional 15% per year for the following five years. Prior to Encore's IPO, compensation expense was adjusted in each reporting period based on the most recent fair value estimates. Using available fair value estimates, during the three months ended March 31, 2000, Encore recorded $2.6 million in non-cash compensation expense. On March 8, 2001, the date of the IPO, the measurement date occurred, as after this date the Class A shareholders were no longer required to make future capital contributions. Total compensation expense on the Class A shares using the IPO price of $14.00 per share is $35.6 million. Encore recorded the final $9.6 million of compensation expense related to the Class A shares in the first quarter of 2001.

6. EARNINGS (LOSS) PER SHARE (EPS)

    The following table reflects earnings (loss) per share data for the three months ended March 31 (in thousands, except per share data):

                2001                           EARNINGS     SHARES    PER SHARE
--------------------------------------------   --------    --------   ---------
Basic
Net Loss ...................................   $ (1,677)
                                               --------
Loss Available To Common Stock-Basic .......   $ (1,677)     24,707   $   (0.07)
                                               ========
Diluted
Effect Of Dilutive Securities:
Stock Options ..............................         --          --
                                               --------    --------
Loss Available To Common Stock-Diluted .....   $ (1,677)     24,707   $   (0.07)
                                               ========    ========   =========

                2000                           EARNINGS     SHARES    PER SHARE
--------------------------------------------   --------    --------   ---------
Basic
Net Income .................................   $    514
                                               --------
Income Available To Common Stock-Basic .....   $    514      22,739   $    0.02
                                               ========
Diluted
Effect Of Dilutive Securities:
Stock Options ..............................         --          --
                                               --------    --------
Income Available To Common Stock-Diluted ...   $    514      22,739   $    0.02
                                               ========    ========   =========

    First quarter 2000 earnings per share and weighted average shares outstanding have been restated to reflect the conversion of the outstanding Class A and Class B shares into one class of common stock in conjunction with the IPO (see note 3). For the quarter ended March 31, 2000, Encore had no common stock equivalents outstanding. For the quarter ended March 31, 2001, the common stock equivalents outstanding were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

7. DERIVATIVE FINANCIAL INSTRUMENTS

    Encore hedges commodity price risk with swap contracts, put contracts, and collar contracts and interest rate risk with a swap contract. Swap contracts provide a fixed price for a notional amount of sales volume in the case of commodity hedges or a fixed interest rate for notional amount of principal in the case of interest rate hedges. Put contracts provide a fixed floor price on a notional amount of sales volume while allowing full price participation if the relevant index price closes above the floor price. Collar contracts provide a floor price for Encore for a notional amount of sales volume while allowing some additional price participation if the relevant index price closes above the floor price. From time to time, Encore also enters into swaption contracts, although there were none outstanding at March 31, 2001. A swaption is an option to enter into a swap in the future.

    All of Encore's derivative financial instruments qualify for hedge accounting in accordance with SFAS 133 and have been designated cash flow hedges. As a result, to the extent the hedges are effective, all unrealized gains or losses due to marking the derivatives to market have been recorded in other comprehensive income as a component of stockholders' equity. These amounts will be reclassified to earnings when the hedged transaction is recognized into earnings. However, to the extent the hedges were ineffective, the ineffective portion of the gain or loss has been recognized in earnings in the current period. Excluding the $0.9 million net of tax loss recorded as a cumulative effect of an accounting change, during the three months ended March 31, 2001, Encore recognized a $0.1 million loss related to the ineffective portion of the total deferred hedge loss. Additionally, the $24.4 million liability recorded on January 1, 2001 as a cumulative change in accounting was reduced in the first quarter to $21.1 million at March 31, 2001 ($14.3 million is included in other current liabilities and $6.8 million in other liabilities on the balance sheet). The value of our derivative assets was further reduced by $1.5 million in the first quarter to $2.2 million at March 31, 2001 ($0.9 million is included in other current assets and $1.3 million in other assets on the balance sheet). These changes in the market value of our derivatives during the first quarter were due primarily to a reduction in the market price of natural gas, as well as the expiration of part of our 2001 contracts.

    The following tables summarize our open commodity hedging positions as of March 31, 2001:

OIL HEDGES AT MARCH 31, 2001

                     DAILY       FLOOR      DAILY         CAP         DAILY        SWAP
                 FLOOR VOLUME    PRICE   CAP VOLUME      PRICE     SWAP VOLUME     PRICE
     PERIOD          (BBL)     (PER BBL)    (BBL)      (PER BBL)      (BBL)      (PER BBL)
    ---------    ------------  --------- ----------    ---------   -----------   ---------
    2001......      4,500      $ 20.53     1,000       $ 22.05       3,000       $ 19.88
    2002......      2,000      $ 22.35        --       $    --       2,000       $ 17.97

NATURAL GAS HEDGES AT MARCH 31, 2001

                     DAILY       FLOOR       DAILY        CAP         DAILY       SWAP
                 FLOOR VOLUME    PRICE    CAP VOLUME     PRICE     SWAP VOLUME    PRICE
     PERIOD          (MCF)     (PER MCF)     (MCF)     (PER MCF)      (MCF)     (PER MCF)
    ---------   ------------- ----------  ----------   ---------   -----------  ---------
    2001....        6,000       $ 3.21         --       $   --        9,500       $ 3.09
    2002....       10,000       $ 3.09      2,500       $ 8.05        3,500       $ 3.31
    2003....           --       $   --         --       $   --        2,500       $ 3.11

INTEREST RATE HEDGES AT MARCH 31, 2001

                     FIXED
                 SWAP INTEREST     SWAP
     PERIOD          RATE        NOTIONAL
    ---------   ------------- -----------
    2001....         6.72%    $30,000,000
    2002....         6.72%    $30,000,000
    2003....         6.72%    $30,000,000
    2004....         6.72%    $30,000,000
    2005....         6.72%    $30,000,000

    The actual gains or losses we realize from our hedge transactions may vary significantly from the fair market values disclosed above due to the fluctuation of prices in the commodity markets and / or fluctuations in the floating LIBOR interest rate.

8. TAXES

INCOME TAXES

    During the first quarter of 2001, Encore incurred $4.8 million in income tax expense. Of this, $3.5 million is deferred income tax expense and relates primarily to intangible drilling costs incurred during the quarter, which are deductible for income tax purposes, but have been capitalized in Properties and Equipment for book purposes. These amounts will be depleted and transferred to earnings over the production life of the wells. The related deferred tax liability is included in other liabilities on the balance sheet.

    Income tax expense recorded during the first quarter of 2001 and 2000 is substantially greater than if calculated using income before income taxes at the statutory rate. This results from the non-cash stock based compensation expense recorded by Encore during the first quarter of 2001 and 2000 of $9.6 million and $2.6 million, respectively, not being deductible for tax purposes. Thus, these amounts must be added back to income before income taxes to arrive at taxable income.

    Primarily as a result of the net deferred hedge loss recorded in other comprehensive income during the first quarter of 2001, Encore has a deferred tax asset in the amount of $8.8 million at March 31, 2001; $5.7 million of which is current and has been included in other current assets on the balance sheet. The remaining $3.1 million has been netted with our deferred tax liability and included in other liabilities on the balance sheet.

9. OTHER COMPREHENSIVE INCOME

    With the adoption of SFAS 133 on January 1, 2001, Encore began recording deferred hedge gains and losses as other comprehensive income. For the quarter ended March 31, 2001, comprehensive income totaled ($14.6) million, while net loss totaled ($1.7) million. The difference between net loss and comprehensive income is the result of recording a ($14.9) million deferred hedge loss as a cumulative change in accounting, offset by an increase in the mark to market value of Encore's derivatives of $1.9 million during the quarter. The increase in the mark to market value of $1.9 million resulted from the expiration of a portion of the term of some derivative contracts, as well as a reduction in the market price of natural gas during the quarter. At March 31, 2001, Encore had $12.9 million in deferred hedge losses in accumulated other comprehensive income, shown as a component of equity on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This document contains forward-looking statements that involve risks and uncertainties that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. See "Information Regarding Forward-Looking Statements" in Encore's registration statement filed on Form S-1 (Registration No. 333-47540, effective February 16, 2001). Actual results may differ materially from those anticipated in our forward-looking statements due to many factors, including, but not limited to, those set forth under "Risk Factors" in the registration statement. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document and Encore's registration statement filed on Form S-1 (Registration No. 333-47540, effective February 16, 2001).

OVERVIEW

    Because of our rapid growth through acquisitions since formation, our historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. Our acquisition history through March 31, 2001 is as follows:

                       ASSET                   DATE ACQUIRED
             --------------------------       ----------------
             Cedar Creek Anticline (CCA)..    June 1, 1999
             Crockett County..............    March 30, 2000
             Lodgepole....................    March 31, 2000
             Indian Basin/Verden..........    August 24, 2000
             Bell Creek...................    November 29, 2000

    We use the successful efforts method of accounting for our oil and natural gas properties. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves or proved reserves, as applicable. Exploration expenses, including geological and geophysical expenses and lease rentals, are charged to expense as incurred.

RESULTS OF OPERATIONS

    The following table sets forth operating information of Encore for the periods presented.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------    INCREASE
                                                        2001         2000      (DECREASE)
                                                     ----------   ----------   ----------
Operating Results (in thousands):
Oil and natural gas revenues .....................   $   36,221   $   17,227   $   18,994
Direct lifting costs .............................        6,355        3,682        2,673
Production, ad valorem and severance taxes .......        4,270        3,318          952

Daily production:
  Oil volumes (Bbls) .............................       13,236        9,809        3,427
  Natural gas volumes (Mcf) ......................       21,179        2,205       18,974
  Combined volumes (BOE) .........................       16,766       10,176        6,590

Average prices:
  Oil (per Bbl) ..................................   $    22.98   $    18.75   $     4.23
  Natural gas (per Mcf) ..........................         4.64         2.43         2.21
  Combined volumes (per BOE) .....................        24.00        18.60         5.40

Average costs (per BOE):
  Direct lifting costs ...........................   $     4.21   $     3.98   $     0.23
  Production, ad valorem and severance taxes .....         2.83         3.58        (0.75)
  G&A (excluding non-cash stock based
    compensation) ................................         0.84         1.04        (0.20)
  DD&A ...........................................         5.01         2.58         2.43

    Average prices shown in the table are net of net profits interests and the effects of hedging transactions. As a result of hedging transactions, oil and natural gas revenues were reduced by $6.8 million for the three months ended March 31, 2001 and $3.6 million for the three months ended March 31, 2000. As a result of our net profits interest payments, oil and natural gas revenues were reduced by $1.4 million in the first quarter of 2001 and $3.2 million in the first quarter of 2000.

COMPARISON OF QUARTER ENDED MARCH 31, 2001 TO QUARTER ENDED MARCH 31, 2000

    Set forth below is our comparison of operations during the first quarter of 2001 with the first quarter of 2000.

    REVENUES. Oil and natural gas revenues of Encore for the first quarter of 2001 increased as compared to 2000 by $19.0 million, from $17.2 million to $36.2 million. The increase resulted primarily from our acquisition program for 2000 which resulted in our Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions. Oil and natural gas prices of Encore for the first quarter of 2001 increased as compared to 2000 which further increased our revenues. Our realized net oil price for the first quarter of 2001 compared to 2000 increased by $4.23 per Bbl, from $18.75 to $22.98 per Bbl. Our realized net natural gas price for the first quarter of 2001 compared to 2000 increased by $2.21 per Mcf, from $2.43 to $4.64 per Mcf. Encore's development and exploitation program further increased revenues as the result of increases in production for the first quarter 2001 compared to 2000. Hedging transactions had the effect of reducing oil and natural gas revenues by $6.8 million, or $4.52 per BOE, during the first quarter of 2001 and decreasing oil and natural gas revenues by $3.6 million, or $3.93 per BOE, during the first quarter of 2000. Net profits interest payments had the effect of reducing oil and natural gas revenues by $1.1 million, or $0.75 per BOE, during the first quarter of 2001 and decreasing oil and natural gas revenues by $3.2 million or $3.46 per BOE, during the first quarter of 2000. The reduction in net profits interest payments resulted from increased capital expenditures in CCA.

    DIRECT LIFTING COSTS. Direct lifting costs of Encore for the first quarter of 2001 increased as compared to the first quarter of 2000 by $2.7 million, from $3.7 million to $6.4 million. The increase in direct lifting costs resulted from the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions completed after the end of the first quarter of 2000. On a per BOE basis, direct lifting costs increased from $3.98 to $4.21, primarily as a result of higher workover and contract labor costs in CCA related to the relatively harsh winter.

    PRODUCTION, AD VALOREM AND SEVERANCE TAXES. Production, ad valorem and severance taxes for the first quarter of 2001 increased as compared to the first quarter of 2000 by approximately $1.0 million, from $3.3 million to $4.3 million. The increase in production, ad valorem and severance taxes resulted from the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions completed after the end of the first quarter of 2000. As a percent of oil and natural gas revenues (excluding the effects of hedges), production, ad valorem and severance taxes decreased from 15.9% to 9.9%. The decrease in production, ad valorem and severance taxes as a percent of revenue was a result of the higher production, ad valorem and severance tax rates in Montana associated with our Cedar Creek Anticline asset versus the tax rates in Texas, North Dakota, New Mexico and Oklahoma associated with our Crockett County, Lodgepole, and Indian Basin/Verden assets, respectively.

    DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense for the first quarter of 2001 increased by approximately $5.2 million, from $2.4 million to $7.6 million as compared to the first quarter of 2000. The increase in DD&A resulted from the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions completed after the first quarter of 2000. The average DD&A rate of $5.01 per BOE of production during the first quarter of 2001 represents an increase of $2.43 per BOE from the $2.58 per BOE recorded in the first quarter of 2000. The increase was attributable to higher per BOE acquisition costs and relatively faster depletion associated with the Lodgepole, Crockett County, Indian Basin/Verden and Bell Creek acquisitions completed after the first quarter of 2000.

    GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased $0.3 million for the first quarter of 2001 as compared to the first quarter of 2000, from $1.0 million to $1.3 million (excluding non-cash stock based compensation of $9.6 million in the first quarter of 2001 and $2.6 million in the first quarter of 2000). The increase in G&A resulted from the additional staff and lease space necessary for the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions completed after the first quarter of 2000. On a BOE basis, G&A expense fell to $0.84 for the first quarter of 2001 from $1.04 for the first quarter of 2000.

    NON-CASH STOCK BASED COMPENSATION EXPENSE. Non-cash stock based compensation expense increased $7.0 million from the first quarter of 2000, $2.6 million, to the first quarter of 2001, $9.6 million. This stock based compensation is associated with the purchase by our management stockholders of Class A common stock under our management stock plan adopted in August 1998. This amount represents the vested portion of the shares purchased and is recorded as compensation, calculated in accordance with variable plan accounting under APB
25. The amount recorded in the first quarter of 2001 represents the final amount of expense to be recorded related to the Class A stock.

    INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2001 was $2.5 million compared to $1.9 million for the quarter ended March 31, 2000. The increase in interest expense is directly attributable to additional debt incurred as a result of Encore's acquisition program for 2000 which resulted in the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions. The weighted average interest rate, net of hedges, for the first quarter of 2001 was 7.1% compared to 7.6% for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Principal uses of capital have been for the acquisition and development of oil and natural gas properties.

    During the quarter ended March 31, 2001, net cash provided by operations was $19.6 million, an increase of $14.0 million compared to the quarter ended March 31, 2000. This increase is a result of cash flows provided by the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions, which all occurred subsequent to March 31, 2000.

    We anticipate that our capital expenditures will total approximately $15.0 million for the second quarter of 2001. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. We plan to finance our ongoing development and acquisition expenditures using internally generated cash flow, available cash and our existing credit agreement.

    At March 31, 2000 Encore has a $17.3 million payable to shareholders outstanding, which is shown as cash provided by financing activities for the first quarter of 2000. During the quarter ended March 31, 2000, Encore originally intended to fund the Lodgepole acquisition with one half debt under the company's credit facility and one half from capital calls to shareholders. As a result, capital calls in the amount of $17.3 million were collected from shareholders. However, by quarter end, management instead decided to issue a seller-financed note for 100% of the cost of the acquisition. Thus, the amount collected was paid back to shareholders in the second quarter of 2000 and, therefore, was reported as a liability at March 31, 2000.

    At March 31, 2001, Encore had total assets of $355.7 million. Total capitalization was $299.2 million, of which 78.3% was represented by stockholders' equity and 21.7% by senior debt.

    Encore's operating subsidiary currently maintains a credit agreement with a group of banks that matures in May 2004. Encore has guaranteed the subsidiary's obligations under the credit agreement and has pledged the stock and other equity interests of its subsidiaries to secure the guaranty. Borrowings under the credit agreement totaled $52.1 million as of March 31, 2001. The borrowing base, as established in the credit agreement, was $180.0 million as of March 31, 2001. During the first quarter of 2001, the weighted average interest rate under the facility, net of hedges, was 7.4%. The remaining borrowing base available under the credit agreement at March 31, 2001, was $127.9 million. Encore pays certain fees based on the unused portion of the borrowing base. The credit agreement contains a number of negative and financial covenants. Encore was in compliance with all of them as of March 31, 2001.

    Encore issued a $35.2 million note payable associated with the Lodgepole acquisition. The note requires monthly principal payments over a 22-month period ending January 31, 2002. The note bears monthly compounded interest at the rate of 4.0% per year on the outstanding principal plus accrued interest. Principal payments remaining as of March 31, 2001 total $11.8 million for 2001 and $1.1 million for 2002. All of the remaining principal and interest outstanding, less a demand premium, is callable at any time with 45 days notice. In the event the note is called, our credit agreement allows additional borrowings to meet the demand payment.

INFLATION AND CHANGES IN PRICES

    While the general level of inflation affects certain of our costs, factors unique to the petroleum industry result in independent price fluctuations. Historically, significant fluctuations have occurred in oil and natural gas prices. In addition, changing prices often cause costs of equipment and supplies to vary as industry activity levels increase and decrease to reflect perceptions of future price levels. Although it is difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on us.

    The following table indicates the average oil and natural gas prices received for the quarter ended March 31, 2001 and 2000. Average equivalent prices for 2001 and 2000 were decreased by $4.52 and $3.93 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas production is converted to oil equivalents at the conversion rate of six Mcf per Bbl. Average prices shown in the following table are net of net profits interests.



                                             OIL      NATURAL GAS  EQUIV. OIL
                                          (PER BBL)    (PER MCF)    (PER BOE)
                                         ----------   ----------   ----------

NET PRICE REALIZATION WITH HEDGES
Quarter ended March 31, 2001 .........   $    22.98   $     4.64   $    24.00
Quarter ended March 31, 2000 .........        18.75         2.43        18.60

AVERAGE WELLHEAD PRICE
Quarter ended March 31, 2001 .........   $    25.75   $     6.49   $    28.52
Quarter ended March 31, 2000 .........        22.83         2.43        22.53

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Encore's 2000 registration statement on Form S-1 (Registration No. 333-47540, effective February 16, 2001) is incorporated herein by reference. Such information includes a description of Encore's potential exposure to market risks, including commodity price risk and interest rate risk. Encore's open commodity positions as of March 31, 2001 are presented in Note 7 to the accompanying financial statements. The fair value of our open commodity and interest rate hedges is ($18.9) million as of March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Encore completed its IPO of 7,150,000 shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-47540, effective February 16, 2001) on March 8, 2001, which began trading on the New York Stock Exchange the following day under the ticker symbol "EAC". The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston, Dain Rauscher Wessels and Petrie Parkman & Co. The underwriters did not exercise their over-allotment option to purchase additional shares of stock. Encore sold all 7,150,000 shares offered, at the offering price of $14.00 per share. Total proceeds from the offering were approximately $91.5 million, net of underwriting discounts and commissions of approximately $7.0 million and other fees and expenses of approximately $1.6 million. All of the offering proceeds were used to pay off long-term debt outstanding under Encore's credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         None.

Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENCORE ACQUISITION COMPANY


Date: May 11, 2001                  By:  Morris B. Smith
                                         ---------------------------------------
                                         Morris B. Smith
                                         Chief Financial Officer, Treasurer,
                                             Executive Vice President and
                                             Principal Financial Officer


Date: May 11, 2001                  By:  Robert C. Reeves
                                         ---------------------------------------
                                         Robert C. Reeves
                                         Vice President, Controller and
                                             Principal Accounting Officer