Form 10-Q
period 2001-06-30
ENCORE ACQUISITION CO
filed 2001-08-09
CIK 1125057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from _______ to ________


                         Commission File No. 001-16295

                           ENCORE ACQUISITION COMPANY
             (Exact name of registrant as specified in its charter)


          Delaware                                        75-2759650
--------------------------------                     -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


         777 Main Street, Suite 1400, Ft. Worth, Texas           76102
------------------------------------------------------------   ----------
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

                                 Yes [x] No [ ]

Number of shares of Common Stock outstanding as of
 June 30, 2001......................................................30,029,961

                           ENCORE ACQUISITION COMPANY
                                      INDEX

                         PART I. FINANCIAL INFORMATION
                                                                         Page
   Item 1. Financial Statements
     Consolidated Balance Sheets as of June 30, 2001 and
        December 31, 2000............................................       3
     Consolidated Statements of Operations for the three and
        six months ended June 30, 2001 and 2000......................       4
     Consolidated Statements of Stockholders' Equity for the six
        months ended June 30, 2001...................................       5
     Consolidated Statements of Cash Flows for the six
        months ended June 30, 2001 and 2000..........................       6
     Notes to Consolidated Financial Statements......................       7

   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................      11

   Item 3. Quantitative and Qualitative Disclosure about Market
     Risk............................................................      15

                        PART II. OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds.................      16
   Item 6. Exhibits and Reports on Form 8-K..........................      16
   Signatures........................................................      17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ENCORE ACQUISITION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)

                                                                      JUNE 30,       DECEMBER 31,
                                                                       2001             2000
                                                                   -------------    -------------
                                                                    (unaudited)
                            ASSETS
Current Assets:
  Cash and cash equivalents ....................................   $         385    $         876
  Accounts receivable ..........................................          20,057           21,210
  Other current assets .........................................           9,817            4,171
                                                                   -------------    -------------
         Total Current Assets ..................................          30,259           26,257
                                                                   -------------    -------------

Properties and Equipment, at cost -- successful efforts method:
  Producing properties .........................................         369,023          333,892
  Undeveloped properties .......................................             791              624
  Accumulated depletion, depreciation and amortization .........         (42,013)         (26,868)
                                                                   -------------    -------------
                                                                         327,801          307,648
                                                                   -------------    -------------
  Other property and equipment .................................           2,351            1,910
  Accumulated depletion, depreciation and amortization .........            (898)            (621)
                                                                   -------------    -------------
                                                                           1,453            1,289
                                                                   -------------    -------------

Other Assets ...................................................           4,028            8,562
                                                                   -------------    -------------
         Total Assets ..........................................   $     363,541    $     343,756
                                                                   =============    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .............................................   $       6,916    $       8,840
  Current portion of note payable ..............................           8,540           16,438
  Other current liabilities ....................................          23,309           16,254
                                                                   -------------    -------------
         Total Current Liabilities .............................          38,765           41,532
                                                                   -------------    -------------

Long-term debt .................................................          56,000          144,500
Note payable ...................................................              --            1,107
Other liabilities ..............................................          19,555            8,806
                                                                   -------------    -------------
         Total Liabilities .....................................         114,320          195,945
                                                                   -------------    -------------

Commitments and Contingencies ..................................              --               --

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ................................              --               --
  Class A common stock, $.01 par value, 75,000 shares
    authorized, none and 73,725 issued and outstanding .........              --                1
  Class B common stock, $.01 par value, 300,000 shares
     authorized, none and 294,901 issued and outstanding .......              --                3
  Common stock, $.01 par value, 50,000,000 shares authorized,
    30,029,961 and none issued and outstanding .................             300               --
  Additional paid-in capital ...................................         248,786          147,968
  Notes receivable -- officers and employees ...................              (2)             (21)
  Retained earnings (deficit) ..................................           7,244             (140)
  Accumulated other comprehensive income .......................          (7,107)              --
                                                                   -------------    -------------
         Total Stockholders' Equity ............................         249,221          147,811
                                                                   -------------    -------------

         Total Liabilities and Stockholders' Equity ............   $     363,541    $     343,756
                                                                   =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                               --------------------------    --------------------------
                                                                  2001           2000           2001           2000
                                                               -----------    -----------    -----------    -----------
Revenues:
  Oil ......................................................   $    26,505    $    22,951    $    53,882    $    39,691
  Natural gas ..............................................         8,103          3,642         16,947          4,129
                                                               -----------    -----------    -----------    -----------
Total revenues .............................................        34,608         26,593         70,829         43,820

Expenses:
  Production --
     Direct lifting costs ..................................         6,066          4,248         12,421          7,930
     Production, ad valorem and severance taxes ............         3,640          3,291          7,910          6,609
  General and administrative (excluding non-cash stock
     based compensation) ...................................         1,259          1,149          2,522          2,113
  Non-cash stock based compensation ........................            --         10,476          9,587         13,028
  Depreciation, depletion and amortization .................         7,825          6,051         15,388          8,437
  Derivative fair value loss ...............................            37             --            139             --
                                                               -----------    -----------    -----------    -----------
Total expenses .............................................        18,827         25,215         47,967         38,117
                                                               -----------    -----------    -----------    -----------

Operating income ...........................................        15,781          1,378         22,862          5,703
                                                               -----------    -----------    -----------    -----------

Other income (expenses):
  Interest .................................................        (1,176)        (2,552)        (3,713)        (4,484)
  Other ....................................................             9            152             61            317
                                                               -----------    -----------    -----------    -----------
Total other income (expenses) ..............................        (1,167)        (2,400)        (3,652)        (4,167)
                                                               -----------    -----------    -----------    -----------

Income (loss) before income taxes ..........................        14,614         (1,022)        19,210          1,536
Provision for income taxes .................................        (5,553)        (3,781)       (10,942)        (5,825)
                                                               -----------    -----------    -----------    -----------
Income (loss) before accounting change .....................         9,061         (4,803)         8,268         (4,289)

Cumulative effect of accounting change (net of income
   taxes of $541) ..........................................            --             --           (884)            --
                                                               -----------    -----------    -----------    -----------

Net income (loss) ..........................................   $     9,061    $    (4,803)   $     7,384    $    (4,289)
                                                               ===========    ===========    ===========    ===========

Income (loss) per common share before accounting change:
  Basic ....................................................   $      0.30    $     (0.21)   $      0.30    $     (0.19)
  Diluted ..................................................          0.30          (0.21)          0.30          (0.19)

Income (loss) per common share after accounting change:
  Basic ....................................................   $      0.30    $     (0.21)   $      0.27    $     (0.19)
  Diluted ..................................................          0.30          (0.21)          0.27          (0.19)

Weighted average common shares outstanding:
  Basic ....................................................        30,030         22,767         27,383         22,753
  Diluted ..................................................        30,034         22,767         27,385         22,753



        The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  JUNE 30, 2001
                                 (in thousands)
                                   (unaudited)

                                                                                          NOTES       ACCUMULATED
                                     RETAINED    CLASS A  CLASS B                       RECEIVABLE       OTHER
                                     EARNINGS    COMMON   COMMON   COMMON   PAID-IN     OFFICERS/    COMPREHENSIVE   STOCKHOLDERS'
                                    (DEFICIT)     STOCK    STOCK    STOCK   CAPITAL     EMPLOYEES        INCOME         EQUITY
                                    ----------   -------  -------  ------- ---------   ------------  -------------   ------------
BALANCE AT DECEMBER 31,
  2000 ...........................    $ (140)     $  1     $  3    $  --   $147,968      $ (21)        $     --        $147,811
Proceeds from initial public
   offering (net of offering
   costs of $1,568)...............        --        --       --       71     91,456         --               --          91,527
Non-cash stock based
   compensation ..................        --        --       --       --      9,587         --               --           9,587
Recapitalization .................        --        (1)      (3)     229       (225)        --               --              --
Repayment of notes
   receivable ....................        --        --       --       --         --         19               --              19
Components of comprehensive
   income:
   Net income ....................     7,384        --       --       --         --         --               --           7,384
   Change in deferred  hedge
      loss (net of income
      taxes of $4,765) ...........        --        --       --       --         --         --            7,774           7,774
   Cumulative effect of
     accounting change (net
     of income taxes of $9,121)...        --        --       --       --         --         --          (14,881)        (14,881)
                                                                                                                       --------
         Total comprehensive
           income ................                                                                                          277
                                      ------      ----     ----    -----   --------      -----         --------        --------
BALANCE AT JUNE 30,
  2001 ...........................    $7,244      $ --     $ --    $ 300   $248,786      $  (2)        $ (7,107)       $249,221
                                      ======      ====     ====    =====   ========      =====         ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands except per share data)
                                   (unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                              ------------------------------
                                                                                  2001             2000
                                                                              -------------    -------------
Operating Activities
Net income (loss) .........................................................   $       7,384    $      (4,289)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation, depletion and amortization ................................          15,388            8,437
  Deferred taxes ..........................................................           8,368            2,118
  Non-cash stock based compensation .......................................           9,587           13,028
  Non-cash cumulative accounting change ...................................             884               --
  Non-cash derivative fair value loss .....................................             139               --
  Other non-cash charges ..................................................             948              104
  Loss on disposition of assets ...........................................              28               --
Changes in operating assets and liabilities:
  Accounts receivable .....................................................           1,153           (6,251)
  Other current assets ....................................................            (800)            (759)
  Other assets ............................................................             767           (3,234)
  Accounts payable and other current liabilities ..........................          (2,784)           7,960
                                                                              -------------    -------------
Cash Provided by Operating  Activities ....................................          41,062           17,114

Investing Activities
  Proceeds from disposition of assets .....................................             145               --
  Purchases of other property and equipment ...............................            (442)            (279)
  Acquisition of oil and gas properties ...................................            (705)         (43,774)
  Development of oil and gas properties ...................................         (34,592)          (7,699)
                                                                              -------------    -------------
Cash Used by Investing Activities .........................................         (35,594)         (51,752)

Financing Activities
  Proceeds from capital calls .............................................              --           21,495
  Repurchase of common stock ..............................................              --              (84)
  Proceeds from initial public offering ...................................          93,095               --
  Offering costs paid .....................................................          (1,568)              --
  Proceeds from notes receivable - officers and employees .................              19               --
  Proceeds from long-term debt ............................................          78,000           47,000
  Payments on long-term debt ..............................................        (166,500)         (35,239)
  Payments on note payable ................................................          (9,005)              --
                                                                              -------------    -------------
Cash Provided by (Used by) Financing Activities ...........................          (5,959)          33,172

Decrease in Cash and Cash Equivalents .....................................            (491)          (1,466)
Cash and Cash Equivalents, Beginning of Period ............................             876            6,497
                                                                              -------------    -------------
Cash and Cash Equivalents, End of Period ..................................   $         385    $       5,031
                                                                              =============    =============

Supplemental disclosure of non-cash investing and financing activities:
  Note payable issued for purchase of oil and gas properties ..............   $          --    $      35,200
  Notes received from officers and employees in connection with
     capital calls ........................................................   $          --    $          23


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

2. BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements of Encore include all adjustments necessary to present fairly our financial position as of June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. All adjustments are of a recurring nature. These interim results are not necessarily indicative of results for an entire year. Certain amounts of prior periods have been reclassified in order to conform to the current period presentation.

         Certain disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these financial statements should be read in conjunction with Encore's 2000 consolidated financial statements and related notes thereto included in Encore's registration statement filed on Form S-1 (Registration No. 333-47540, effective March 8, 2001).

         Effective January 1, 2001, Encore adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measure them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In addition, all hedging relationships must be designated, documented and reassessed periodically. The impact of adopting SFAS 133 on January 1, 2001 was to record the fair value of our derivatives as a reduction in assets of $1.1 million and as a liability in the amount of $24.3 million. Additionally, we recorded a reduction in earnings as the cumulative effect of an accounting change of $0.9 million (net of taxes of $0.5 million) and a decrease to stockholders' equity for other comprehensive income in the amount of $14.9 million (net of taxes of $9.1 million).

         Currently, all of Encore's derivative financial instruments qualify for hedge accounting and are designated as cash flow hedges. These instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in other comprehensive income in stockholders' equity and reclassified into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the gain or loss is recognized into earnings immediately.

3. IPO AND RECAPITALIZATION

         On March 8, 2001, Encore priced its shares to be issued in its initial public offering ("IPO") and began trading on the New York Stock Exchange the following day under the ticker symbol "EAC". Immediately prior to the IPO, all of the outstanding shares of Class A and Class B stock held by management and institutional investors were converted into 2,630,203 and 20,249,758 shares, respectively, of a single class of common stock. Through the IPO, Encore sold an additional 7,150,000 shares of common stock to the public at the offering price of $14.00 per share, resulting in total outstanding shares of 30,029,961. Encore received $91.5 million in net proceeds after deducting the underwriter's discounts and commissions and related offering expenses. The proceeds received from the IPO were used to pay down debt outstanding under our credit facility.

4. INDEBTEDNESS

         As a result of the application of proceeds from the IPO and scheduled note repayments, Encore has substantially reduced overall indebtedness since December 31, 2000. The following table summarizes the activity of Encore's debt balances from December 31, 2000 through June 30, 2001 (in thousands):

CREDIT FACILITY:
   December 31, 2000 .............................   $    144,500
      Application of IPO proceeds.................        (91,456)
      Net borrowings and payments.................          2,956
                                                     ------------
   June 30, 2001 .................................   $     56,000
                                                     ============
NOTE PAYABLE:
   December 31, 2000 .............................   $     17,545
      Scheduled payments .........................         (9,005)
                                                     ------------
   June 30, 2001 .................................   $      8,540
                                                     ============


5. NON-CASH STOCK BASED COMPENSATION EXPENSE ON CLASS A STOCK

         Encore follows variable plan accounting for the Class A stock sold to management. Accordingly, compensation expense is based on the excess of the estimated fair value of the Class A stock over the amount paid by the management stockholders. Compensation expense is recorded over the service period of the Class A stock, which is based on a vesting schedule. The Class A stock vests 25% upon issuance and an additional 15% per year for the following five years. Prior to Encore's IPO, compensation expense was adjusted in each reporting period based on the most recent fair value estimates. Using available fair value estimates, during the three and six months ended June 30, 2000, Encore recorded $10.5 million and $13.0 million, respectively, in non-cash compensation expense. On March 8, 2001, the date of the IPO, the measurement date occurred, because after this date the Class A stockholders were no longer required to make future capital contributions. Total compensation expense on the Class A shares using the IPO price of $14.00 per share is $35.6 million. Encore recorded the final $9.6 million of compensation expense related to the Class A shares in the first quarter of 2001.

6. EARNINGS PER SHARE (EPS)

         The following table sets forth basic and diluted earnings per share computations for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share data):

                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                        2001           2000           2001           2000
                                                                    ------------   ------------   ------------   ------------
NUMERATOR:
Income (loss) before accounting change ..........................   $      9,061   $     (4,803)  $      8,268   $     (4,289)
                                                                    ============   ============   ============   ============

Net income (loss) ...............................................   $      9,061   $     (4,803)  $      7,384   $     (4,289)
                                                                    ============   ============   ============   ============

DENOMINATOR:
Denominator for basic earnings per share --
  weighted average shares outstanding ...........................         30,030         22,767         27,383         22,753
Effect of dilutive securities:
  Dilutive options ..............................................              4             --              2             --
                                                                    ------------   ------------   ------------   ------------

Denominator for diluted earnings per share ......................         30,034         22,767         27,385         22,753
                                                                    ============   ============   ============   ============

Basic income (loss) per common share before accounting
   change .......................................................   $       0.30   $      (0.21)  $       0.30   $      (0.19)
Cumulative effect of accounting change, net of tax ..............             --             --          (0.03)            --
Basic income (loss) per common  share after accounting
   change .......................................................   $       0.30   $      (0.21)  $       0.27   $      (0.19)
                                                                    ============   ============   ============   ============

Diluted income (loss) per common share before accounting
   change .......................................................   $       0.30   $      (0.21)  $       0.30   $      (0.19)
Cumulative effect of accounting change, net of tax ..............             --             --          (0.03)            --
Diluted  income (loss) per common share after accounting
   change .......................................................   $       0.30   $      (0.21)  $       0.27   $      (0.19)
                                                                    ============   ============   ============   ============


         Earnings per share and weighted average shares outstanding for the three and six months ended June 30, 2000 have been restated to reflect the conversion of the outstanding Class A and Class B shares into one class of common stock in conjunction with the IPO (see note 3).

7. DERIVATIVE FINANCIAL INSTRUMENTS

         Encore hedges commodity price risk with swap contracts, put contracts, and collar contracts and interest rate risk with a swap contract. Swap contracts provide a fixed price for a notional amount of sales volume in the case of commodity hedges or a fixed interest rate for notional amount of principal in the case of interest rate hedges. Put contracts provide a fixed floor price on a notional amount of sales volume while allowing full price participation if the relevant index price closes above the floor price. Collar contracts provide a floor price for Encore for a notional amount of sales volume while allowing some additional price participation if the relevant index price closes above the floor price. From time to time, Encore also enters into swaption contracts, which are options to enter into a swap in the future. There were no swaptions outstanding at June 30, 2001.

         All of Encore's derivative financial instruments qualify for hedge accounting in accordance with SFAS 133 and have been designated as cash flow hedges. As a result, to the extent the hedges are effective, all unrealized gains or losses due to marking the derivatives to market have been recorded in other comprehensive income as a component of stockholders' equity. These amounts will be reclassified into earnings when the hedged transaction is recognized in earnings. However, to the extent the hedges were ineffective, the ineffective portion of the gain or loss has been recognized in earnings in the current period. Excluding the $0.9 million net of tax loss recorded as a cumulative effect of an accounting change, during the six months ended June 30, 2001, Encore recognized a $0.1 million loss related to the ineffective portion of the total deferred hedge loss. Additionally, the $24.4 million liability recorded on January 1, 2001 as a cumulative change in accounting was reduced in the first half of the year to $12.1 million at June 30, 2001 ($8.4 million is included in other current liabilities and $3.7 million in other liabilities on the balance sheet). The value of our derivative assets was further reduced by $0.5 million since January 1, 2001, to $3.2 million at June 30, 2001 ($1.9 million is included in other current assets and $1.3 million in other assets on the balance sheet). These changes in the market value of our derivatives since January 1, 2001 were due primarily to a reduction in the market price of natural gas, as well as the expiration of part of our 2001 contracts. While Encore does not intend to terminate any of these arrangements, the unrealized mark-to-market loss upon termination of outstanding commodity and interest rate derivatives at June 30, 2001 was approximately $8.9 million.

         The following tables summarize our open hedging positions as of June 30, 2001:

OIL HEDGES AT JUNE 30, 2001

                            DAILY        FLOOR      DAILY         CAP         DAILY       SWAP
                        FLOOR VOLUME     PRICE   CAP VOLUME      PRICE     SWAP VOLUME    PRICE
         PERIOD             (Bbl)      (PER Bbl)    (Bbl)      (PER Bbl)      (Bbl)     (PER Bbl)
    ----------------   -------------  ---------- -----------  ----------   -----------  ---------
    2001............       3,500       $ 21.00     1,000       $ 22.05       3,000      $ 19.88
    Jan - June 2002.       3,000       $ 22.90       --        $   --        2,000      $ 17.97
    July - Dec 2002.       2,000       $ 22.35       --        $   --        2,000      $ 17.97


NATURAL GAS HEDGES AT JUNE 30, 2001

                            DAILY        FLOOR      DAILY         CAP        DAILY        SWAP
                        FLOOR VOLUME     PRICE   CAP VOLUME      PRICE    SWAP VOLUME     PRICE
         PERIOD             (Mcf)      (PER Mcf)    (Mcf)      (PER Mcf)     (Mcf)      (PER Mcf)
    ----------------   -------------  ---------- -----------  ----------  -----------  ----------
    2001............       6,000        $ 3.21        --        $   --        9,500     $  3.09
    2002............      10,000        $ 3.09     2,500        $ 8.05        3,500     $  3.31
    2003............          --        $   --        --        $   --        2,500     $  3.11


INTEREST RATE HEDGES AT JUNE 30, 2001

                            FIXED
                        SWAP INTEREST      SWAP
         PERIOD             RATE         NOTIONAL
    ----------------   -------------  -----------
    2001............        6.72%     $30,000,000
    2002............        6.72%     $30,000,000
    2003............        6.72%     $30,000,000
    2004............        6.72%     $30,000,000
    2005............        6.72%     $30,000,000


         The actual gains or losses we realize from our hedge transactions may vary significantly from the fair market values disclosed above due to the fluctuation of prices in the commodity markets and/or fluctuations in the floating LIBOR interest rate.

8. TAXES

INCOME TAXES

         During the first six months of 2001, Encore incurred $10.9 million in income tax expense. Of this, $9.3 million is deferred income tax expense and relates primarily to intangible drilling costs incurred during the year, which are deductible for income tax purposes but have been capitalized in Properties and Equipment for book purposes. These amounts will be depleted and transferred to earnings over the productive life of the wells. The related deferred tax liability is included in other liabilities on the balance sheet.

         Income tax expense recorded during the first six months of 2001 and 2000 is substantially greater than if calculated using income before income taxes at the statutory rate. This results from the non-cash stock based compensation expense recorded by Encore during the first six months of 2001 and 2000 of $9.6 million and $13.0 million, respectively, not being deductible for tax purposes. Thus, these amounts must be added back to income before income taxes to arrive at taxable income.

         Primarily as a result of the net deferred hedge loss recorded in other comprehensive income during the first six months of 2001, Encore has a deferred tax asset in the amount of $4.4 million at June 30, 2001; $3.1 million of which is current and has been included in other current assets on the balance sheet. The remaining $1.3 million has been netted with our deferred tax liability and included in other liabilities on the balance sheet.

9. OTHER COMPREHENSIVE INCOME

         With the adoption of SFAS 133 on January 1, 2001, Encore began recording deferred hedge gains and losses as other comprehensive income. For the six months ended June 30, 2001, comprehensive income totaled $0.3 million, while net income totaled $7.4 million. The difference between net income and comprehensive income is the result of recording a $14.9 million deferred hedge loss as a cumulative change in accounting, offset by an increase in the mark-to-market value of Encore's derivatives of $7.8 million since January 1, 2001. The increase in the mark-to-market value of $7.8 million resulted from the expiration of a portion of the term of some derivative contracts, as well as a reduction in the market price of natural gas during the year. At June 30, 2001, Encore had $7.1 million in net of tax deferred hedge losses in accumulated other comprehensive income, shown as a component of equity on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains forward-looking statements that involve risks and uncertainties that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. See "Information Regarding Forward-Looking Statements" in Encore's registration statement filed on Form S-1 (Registration No. 333-47540, effective March 8, 2001). Actual results may differ materially from those anticipated in our forward-looking statements due to many factors, including, but not limited to, those set forth under "Risk Factors" in the registration statement. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document and Encore's registration statement filed on Form S-1 (Registration No. 333-47540, effective March 8, 2001).

OVERVIEW

         Because of our rapid growth through acquisitions since formation, our historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. Our acquisition history through June 30, 2001 is as follows:

                      ASSET                             DATE ACQUIRED
       ---------------------------------------------   ----------------
       Cedar Creek Anticline (CCA) .................   June 1, 1999
       Crockett County .............................   March 30, 2000
       Lodgepole ...................................   March 31, 2000
       Indian Basin/Verden .........................   August 24, 2000
       Bell Creek ..................................   November 29, 2000


         We use the successful efforts method of accounting for our oil and natural gas properties. Under this method, all acquisition costs and development costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves or proved reserves, as applicable. Exploration expenses, including geological and geophysical expenses and lease rentals, are charged to expense as incurred.

RESULTS OF OPERATIONS

         The following table sets forth operating information of Encore for the periods presented:

                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        JUNE 30,                                JUNE 30,
                                                 -----------------------                 -----------------------
                                                                            INCREASE                                INCREASE
                                                    2001         2000      (DECREASE)       2001         2000      (DECREASE)
                                                 ----------   ----------   ----------    ----------   ----------   ----------
Operating Results (in thousands):
  Oil and natural gas revenues ...............   $   34,608   $   26,593   $    8,015    $   70,829   $   43,820   $   27,009
  Direct lifting costs .......................        6,066        4,248        1,818        12,421        7,930        4,491
  Production, ad valorem and severance taxes .        3,640        3,291          349         7,910        6,609        1,301

Daily production:
  Oil volumes (Bbls) .........................       13,611       12,535        1,076        13,425       11,172        2,253
  Natural gas volumes (Mcf) ..................       22,198       12,234        9,964        21,692        7,220       14,472
  Combined volumes (BOE) .....................       17,311       14,574        2,737        17,040       12,375        4,665

Average prices:
  Oil (per Bbl) ..............................   $    21.40   $    20.12   $     1.28    $    22.18   $    19.52   $     2.66
  Natural gas (per Mcf) ......................         4.01         3.27         0.74          4.32         3.14         1.18
  Combined volumes (per BOE) .................        21.97        20.05         1.92         22.96        19.46         3.50

Average costs (per BOE):
  Direct lifting costs .......................   $     3.85   $     3.20   $     0.65    $     4.03   $     3.52   $     0.51
  Production, ad valorem and severance taxes .         2.31         2.48        (0.17)         2.56         2.93        (0.37)
  G&A (excluding non-cash stock based
    compensation).............................         0.80         0.87        (0.07)         0.82         0.94        (0.12)
  DD&A .......................................         4.97         4.56         0.41          4.99         3.75         1.24


         Average prices shown in the table are net of net profits interest payments and the effects of hedging transactions. As a result of hedging transactions, oil and natural gas revenues were reduced by $4.6 million and $11.4 million for the three and six months ended June 30, 2001, respectively, and $4.5 million and $8.1 million for the same respective periods in 2000. As a result of our net profits interest payments, oil and natural gas revenues were reduced by $1.4 million and $2.5 million for the three and six months ended June 30, 2001, respectively, and $3.5 million and $6.7 million for the same respective periods in 2000.

COMPARISON OF QUARTER ENDED JUNE 30, 2001 TO QUARTER ENDED JUNE 30, 2000

         Set forth below is our comparison of operations during the second quarter of 2001 with the second quarter of 2000.

         REVENUES. Oil and natural gas revenues for the second quarter of 2001 increased as compared to 2000 by $8.0 million, from $26.6 million to $34.6 million. The increase resulted primarily from higher volumes associated with our two acquisitions that closed subsequent to June 30, 2000, Indian Basin/Verden and Bell Creek, as well as higher volumes resulting from our development and exploitation program. Increases in our realized net oil and natural gas prices, which include the effects of hedging and net profits interest payments, further increased our revenues. Our realized net oil price for the second quarter of 2001 compared to 2000 increased by $1.28 per Bbl, from $20.12 to $21.40 per Bbl. Our realized net natural gas price for the second quarter of 2001 compared to 2000 increased by $0.74 per Mcf, from $3.27 to $4.01 per Mcf. Hedging had the effect of reducing oil and natural gas revenues by $4.6 million, or $2.89 per BOE, during the second quarter of 2001 and decreasing oil and natural gas revenues by $4.5 million, or $3.40 per BOE, during the second quarter of 2000. Net profits interest payments had the effect of reducing oil and natural gas revenues by $1.4 million, or $0.89 per BOE, during the second quarter of 2001 and decreasing oil and natural gas revenues by $3.5 million or $2.61 per BOE, during the second quarter of 2000. The reduction in net profits interest payments resulted from increased capital expenditures in CCA.

         DIRECT LIFTING COSTS. Direct lifting costs increased from $4.2 million in the second quarter of 2000 to $6.1 million in the second quarter of 2001. The increase in direct lifting costs resulted from the Indian Basin/Verden and Bell Creek acquisitions completed after June 30, 2000. On a per BOE basis, direct lifting costs increased from $3.20 to $3.85, primarily reflecting the increased cost for services.

         PRODUCTION, AD VALOREM AND SEVERANCE TAXES. Production, ad valorem and severance taxes for the second quarter of 2001 increased as compared to the second quarter of 2000 by approximately $0.3 million, from $3.3 million to $3.6 million. The increase in production, ad valorem and severance taxes resulted from the Indian Basin/Verden and Bell Creek acquisitions completed after June 30, 2000. As a percent of oil and natural gas revenues (excluding the effects of hedging transactions and net profits interest payments), production, ad valorem and severance taxes decreased from 9.5% to 9.0%. The decrease in production, ad valorem and severance taxes as a percent of revenue was a result of a lower tax rate on production in our Cedar Creek Anticline asset for newly drilled wells compared with the rates on older wells. Additionally, the tax rates in New Mexico and Oklahoma associated with the Indian Basin/Verden acquisitions completed after the second quarter of 2000 are lower than the rates in Montana.

         DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense increased from $6.1 million in the second quarter of 2000 to $7.8 million in the second quarter of 2001. The increase in DD&A resulted from the Indian Basin/Verden and Bell Creek acquisitions completed after June 30, 2000. The average DD&A rate of $4.97 per BOE of production during the second quarter of 2001 represents an increase of $0.41 per BOE from the $4.56 per BOE recorded in the second quarter of 2000. The increase was attributable to higher per BOE acquisition costs associated with the Indian Basin/Verden and Bell Creek acquisitions completed after June 30, 2000.

         GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased from $1.1 million in the second quarter of 2000 to $1.3 million in the second quarter of 2001 (excluding non-cash stock based compensation of $10.5 million in the second quarter of 2000). The increase in G&A resulted from the additional staff and lease space necessary for the Indian Basin/Verden and Bell Creek acquisitions completed after the second quarter of 2000. On a per BOE basis, G&A expense fell to $0.80 for the second quarter of 2001 as compared to $0.87 for the second quarter of 2000.

         NON-CASH STOCK BASED COMPENSATION EXPENSE. Non-cash stock based compensation expense decreased from $10.5 million in the second quarter of 2000 to zero in the second quarter of 2001. This non-cash stock based compensation expense is associated with the purchase by our management stockholders of Class A common stock under our management stock plan adopted in August 1998 and was recorded as compensation in accordance with variable plan accounting under APB
25. The non-cash compensation expense recorded in the first quarter of 2001 represented the final amount of expense to be recorded related to the Class A stock.

         INTEREST EXPENSE. Interest expense for the second quarter of 2001 was $1.2 million compared to $2.6 million for the second quarter of 2000. The decrease in interest expense is directly attributable to the reduction of debt as a result of the application of proceeds from Encore's IPO. The weighted average interest rate, including hedges, for the second quarter of 2001 was 6.7% compared to 6.8% for the second quarter of 2000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

         Set forth below is our comparison of operations during the first six months of 2001 with the first six months of 2000.

         REVENUES. Oil and natural gas revenues for the six months ended June 30, 2001 increased as compared to same period in 2000 by $27.0 million, from $43.8 million to $70.8 million. The increase resulted primarily from increased volumes associated with our acquisition program for 2000, which resulted in our Crockett County, Lodgepole, Indian Basin/Verden, and Bell Creek acquisitions, as well as higher volumes resulting from our development and exploitation program. Increases in our realized net oil and natural gas prices, which include the effects of hedging and net profits interest payments, further increased our revenues. Our realized net oil price for the first half of 2001 compared to the first half of 2000 increased by $2.66 per Bbl, from $19.52 to $22.18 per Bbl. Our realized net natural gas price for the first six months of 2001 compared to the first six months in 2000 increased by $1.18 per Mcf, from $3.14 to $4.32 per Mcf. Our realized net oil and natural gas prices include the effects of hedging transactions and net profits interest payments. Hedging transactions had the effect of reducing oil and natural gas revenues by $11.4 million, or $3.69 per BOE, during the six months ended June 30, 2001 and decreasing oil and natural gas revenues by $8.1 million, or $3.61 per BOE, during the six months ended June 30, 2000. Net profits interest payments had the effect of reducing oil and natural gas revenues by $2.5 million, or $0.83 per BOE, during the six months ended June 30, 2001 and decreasing oil and natural gas revenues by $6.7 million or $2.96 per BOE, during the same period in 2000. The reduction in net profits interest payments resulted from increased capital expenditures in CCA.

         DIRECT LIFTING COSTS. Direct lifting costs for the first six months of 2001 increased as compared to the first six months of 2000 by $4.5 million, from $7.9 million to $12.4 million. The increase in direct lifting costs resulted from the Crockett County and Lodgepole acquisitions, which occurred during the first six months of 2000, and the Indian Basin/Verden and Bell Creek acquisitions which occurred subsequent to June 30, 2000. On a per BOE basis, direct lifting costs increased from $3.52 to $4.03, primarily as a result of higher workover and contract labor costs in CCA related to the relatively harsh winter and the increased cost for services.

         PRODUCTION, AD VALOREM AND SEVERANCE TAXES. Production, ad valorem and severance taxes for the first half of 2001 increased as compared to the first half of 2000 by approximately $1.3 million, from $6.6 million to $7.9 million. The increase in production, ad valorem and severance taxes resulted from the Crockett County and Lodgepole acquisitions, completed during the first six months of 2000, and the Indian Basin/Verden and Bell Creek acquisitions completed after June 30, 2000. As a percent of oil and natural gas revenues (excluding the effects of hedging transactions and net profits interest payments), production, ad valorem and severance taxes decreased from 11.3% to 9.0%. The decrease in production, ad valorem and severance taxes as a percent of revenue was a result of the higher production, ad valorem and severance tax rates in Montana associated with our Cedar Creek Anticline asset versus the tax rates in Texas, North Dakota, New Mexico, and Oklahoma associated with our Crockett County, Lodgepole, and Indian Basin/Verden assets, respectively.

         DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense for the six months ended June 30, 2001 increased by approximately $7.0 million, from $8.4 million to $15.4 million as compared to the six months ended June 30, 2000. The increase in DD&A resulted from the Crockett County and Lodgepole acquisitions, completed during the first six months of 2000 and the Indian Basin/Verden and Bell Creek acquisitions completed after June 30, 2000. The average DD&A rate of $4.99 per BOE of production during the first six months of 2001 represents an increase of $1.24 per BOE from the $3.75 per BOE recorded in the first six months of 2000. The increase was attributable to higher per BOE acquisition costs associated with the Crockett County, Lodgepole, Indian Basin/Verden, and Bell Creek acquisitions.

         GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased $0.4 million for the first half of 2001 as compared to the first half of 2000, from $2.1 million to $2.5 million (excluding non-cash stock based compensation of $9.6 million in the first six months of 2001 and $13.0 million in the first six months of 2000). The increase in G&A resulted from the additional staff and lease space necessary for the Crockett County and Lodgepole acquisitions completed during the first six months of 2000 and the Indian Basin/Verden and Bell Creek acquisitions completed after June 30, 2000. On a per BOE basis, G&A expense fell to $0.82 for the first six months of 2001 from $0.94 for the same period in 2000.

         NON-CASH STOCK BASED COMPENSATION EXPENSE. Non-cash stock based compensation expense decreased $3.4 million from the first six months of 2000, $13.0 million, to the first six months of 2001, $9.6 million. This non-cash stock based compensation expense is associated with the purchase by our management stockholders of Class A common stock under our management stock plan adopted in August 1998 and was recorded as compensation in accordance with variable plan accounting under APB 25. The non-cash compensation expense recorded in the first quarter of 2001 represented the final amount of expense to be recorded related to the Class A stock.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 was $3.7 million compared to $4.5 million for the six months ended June 30, 2000. The decrease in interest expense is directly attributable to the reduction of debt in conjunction with Encore's IPO. The weighted average interest rate, net of hedges, for the first half of 2001 and 2000 was 7.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

         Principal uses of capital have been for the acquisition and development of oil and natural gas properties.

         During the six months ended June 30, 2001, net cash provided by operations was $41.1 million, an increase of $23.9 million compared to the six months ended June 30, 2000. This increase is a result of cash flows provided by the Crockett County and Lodgepole acquisitions, which occurred during the first six months of 2000, and the Indian Basin/Verden and Bell Creek acquisitions, which occurred subsequent to June 30, 2000.

         We anticipate that our capital expenditures will total approximately $20.0 million for the third quarter of 2001. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. We plan to finance our ongoing development and acquisition expenditures using internally generated cash flow, available cash and our existing credit agreement.

         At June 30, 2001, Encore had total assets of $363.5 million net of depreciation, depletion, and amortization. Total capitalization was $313.8 million, of which 79.4% was represented by stockholders' equity and 20.6% by senior debt.

         Encore's operating subsidiary currently maintains a credit agreement with a group of banks that matures in May 2004. Encore has guaranteed the subsidiary's obligations under the credit agreement and has pledged the stock and other equity interests of its subsidiaries to secure the guaranty. Borrowings under the credit agreement totaled $56.0 million as of June 30, 2001. The borrowing base, as established in the credit agreement, was $180.0 million as of June 30, 2001. During the first six months of 2001, the weighted average interest rate under the facility, net of hedges, was 7.4%. The remaining borrowing base available under the credit agreement at June 30, 2001, was $124.0 million. Encore pays certain fees based on the unused portion of the borrowing base. We were in compliance with all of our credit agreement covenants as of June 30, 2001.

         Encore issued a $35.2 million note payable associated with the Lodgepole acquisition. The note requires monthly principal payments over a period of 22 months ending January 31, 2002. The note bears monthly compounded interest at the rate of 4.0% per year on the outstanding principal plus accrued interest. Principal payments remaining as of June 30, 2001 total $7.4 million for 2001 and $1.1 million for 2002. All of the remaining principal and interest outstanding, less a demand premium, is callable at any time with 45 days notice. In the event the note is called, our credit agreement allows additional borrowings to meet the demand payment.

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

         The following table indicates the average oil and natural gas prices received for the three and six months ended June 30, 2001 and 2000. Average equivalent prices for first half of 2001 and 2000 were decreased by $3.69 and $3.61 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas production is converted to oil equivalents at the conversion rate of six Mcf per Bbl. Average prices shown in the following table are net of net profits interest payments.

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,               JUNE 30,
                                           ---------------------   ---------------------
                                             2001        2000        2001        2000
                                           ---------   ---------   ---------   ---------
NET PRICE REALIZATION WITH HEDGES:
Oil (per Bbl) ..........................   $   21.40   $   20.12   $   22.18   $   19.52
Natural Gas (per Mcf) ..................        4.01        3.27        4.32        3.14
Equivalent Oil (per BOE) ...............       21.97       20.05       22.96       19.46

AVERAGE WELLHEAD PRICE:
Oil (per Bbl) ..........................   $   23.88   $   23.75   $   24.79   $   23.35
Natural Gas (per Mcf) ..................        4.74        3.59        5.59        3.42
Equivalent Oil (per BOE) ...............       24.86       23.45       26.65       23.07


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Encore's registration statement on Form S-1 (Registration No. 333-47540, effective March 8, 2001) is incorporated herein by reference. Such information includes a description of Encore's potential exposure to market risks, including commodity price risk and interest rate risk. Encore's open commodity positions as of June 30, 2001 are presented in Note 7 to the accompanying financial statements. While Encore does not intend to terminate any of these arrangements, the unrealized mark-to-market loss upon termination of outstanding commodity and interest rate derivatives at June 30, 2001 was approximately $8.9 million.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Encore completed its IPO of 7,150,000 shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-47540, effective March 8, 2001) on March 8, 2001, which began trading on the New York Stock Exchange the following day under the ticker symbol "EAC". The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston, Dain Rauscher Wessels and Petrie Parkman & Co. The underwriters did not exercise their over-allotment option to purchase additional shares of stock. Encore sold all 7,150,000 shares offered, at the offering price of $14.00 per share. Total proceeds from the offering were approximately $91.5 million, net of underwriting discounts and commissions of approximately $7.0 million and other fees and expenses of approximately $1.6 million. All of the offering proceeds were used to pay down long-term debt outstanding under Encore's credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         None.

Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ENCORE ACQUISITION COMPANY


Date:  August 9, 2001     By:   /s/   Morris B. Smith
                             ---------------------------------------------------
                          Morris B. Smith
                          Chief Financial Officer, Treasurer, Executive Vice
                          President and Principal Financial Officer


Date:  August 9, 2001     By:   /s/   Robert C. Reeves
                             ---------------------------------------------------
                          Robert C. Reeves
                          Vice President, Controller and Principal Accounting
                          Officer