Form 10-Q
period 2001-09-30
ENCORE ACQUISITION CO
filed 2001-11-07
CIK 1125057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from _______ to ________


                               Commission File No. 1-16295

                           ENCORE ACQUISITION COMPANY
             (Exact name of registrant as specified in its charter)


            Delaware                                   75-2759650
 -------------------------------                  -----------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)

               777 Main Street, Suite 1400, Ft. Worth, Texas 76102
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                                Yes [x] No [ ]

Number of shares of Common Stock outstanding as
 of November 1, 2001.............................................30,029,961

                           ENCORE ACQUISITION COMPANY
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                         Page
  Item 1. Financial Statements
    Consolidated Balance Sheets as of September 30, 2001 and
       December 31, 2000............................................       3
    Consolidated Statements of Operations for the three and
       nine months ended September 30, 2001 and 2000................       4
    Consolidated Statements of Stockholders' Equity for the nine
       months ended September 30, 2001..............................       5
    Consolidated Statements of Cash Flows for the nine
       months ended September 30, 2001 and 2000.....................       6
    Notes to Consolidated Financial Statements......................       7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.............................      12

  Item 3. Quantitative and Qualitative Disclosure about Market
    Risk............................................................      16

                       PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..........................      17
  Signatures........................................................      18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ENCORE ACQUISITION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      2001           2000
                                                                                   -----------    -----------
                                                                                   (unaudited)
                                     ASSETS
           Current Assets:
             Cash and cash equivalents .........................................   $       155    $       876
             Accounts receivable ...............................................        19,067         21,210
             Other current assets ..............................................        11,646          4,171
                                                                                   -----------    -----------
                    Total Current Assets .......................................        30,868         26,257
                                                                                   -----------    -----------

           Properties and Equipment, at cost -- successful efforts method:
             Producing properties ..............................................       397,230        333,892
             Undeveloped properties ............................................           864            624
             Accumulated depletion, depreciation, and amortization .............       (49,909)       (26,868)
                                                                                   -----------    -----------
                                                                                       348,185        307,648
                                                                                   -----------    -----------
             Other property and equipment ......................................         2,793          1,910
             Accumulated depletion, depreciation, and amortization .............        (1,066)          (621)
                                                                                   -----------    -----------
                                                                                         1,727          1,289
                                                                                   -----------    -----------
           Other Assets ........................................................         5,727          8,562
                                                                                   -----------    -----------
                    Total Assets ...............................................   $   386,507    $   343,756
                                                                                   ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

           Current Liabilities:
             Accounts payable ..................................................   $     7,855    $     8,840
             Current portion of note payable ...................................         4,594         16,438
             Other current liabilities .........................................        21,923         16,254
                                                                                   -----------    -----------
                    Total Current Liabilities ..................................        34,372         41,532
                                                                                   -----------    -----------
           Long-term debt ......................................................        64,000        144,500
           Note payable ........................................................            --          1,107
           Other liabilities ...................................................        24,743          8,806
                                                                                   -----------    -----------
                    Total Liabilities ..........................................       123,115        195,945
                                                                                   -----------    -----------

           Commitments and Contingencies .......................................            --             --

           Stockholders' Equity:
             Preferred stock, $.01 par value, 5,000,000 shares authorized,
               none issued and outstanding .....................................            --             --
             Class A common stock, $.01 par value, 75,000 shares
               authorized, none and 73,725 issued and outstanding...............            --              1
             Class B common stock, $.01 par value, 300,000 shares
               authorized, none and 294,901 issued and outstanding..............            --              3
             Common stock, $.01 par value, 50,000,000 shares authorized,
               30,029,961 and none issued and outstanding ......................           300             --
             Additional paid-in capital ........................................       248,786        147,968
             Notes receivable -- officers and employees ........................            --            (21)
             Retained earnings (deficit) .......................................        15,667           (140)
             Accumulated other comprehensive income ............................        (1,361)            --
                                                                                   -----------    -----------
                    Total Stockholders' Equity .................................       263,392        147,811
                                                                                   -----------    -----------
                    Total Liabilities and Stockholders' Equity .................   $   386,507    $   343,756
                                                                                   ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                --------------------------    --------------------------
                                                                   2001           2000           2001           2000
                                                                -----------    -----------    -----------    -----------
Revenues:
  Oil .......................................................   $    28,034    $    25,654    $    81,916    $    65,345
  Natural gas ...............................................         6,505          5,437         23,452          9,566
                                                                -----------    -----------    -----------    -----------
Total revenues ..............................................        34,539         31,091        105,368         74,911

Expenses:
  Production --
     Direct lifting costs ...................................         6,323          4,443         18,744         12,373
     Production, ad valorem, and severance taxes ............         3,496          4,066         11,406         10,675
  General and administrative (excluding non-cash stock
     based compensation) ....................................         1,282            932          3,804          3,045
  Non-cash stock based compensation .........................            --         11,931          9,587         24,959
  Depreciation, depletion, and amortization .................         8,107          6,419         23,495         14,856
  Derivative fair value loss ................................           257             --            396             --
  Other operating expenses ..................................           419             --            419             --
                                                                -----------    -----------    -----------    -----------
Total expenses ..............................................        19,884         27,791         67,851         65,908
                                                                -----------    -----------    -----------    -----------
Operating income ............................................        14,655          3,300         37,517          9,003
                                                                -----------    -----------    -----------    -----------
Other income (expenses):
  Interest ..................................................        (1,152)        (2,874)        (4,865)        (7,358)
  Other .....................................................            83             99            144            416
                                                                -----------    -----------    -----------    -----------
Total other income (expenses) ...............................        (1,069)        (2,775)        (4,721)        (6,942)
                                                                -----------    -----------    -----------    -----------

Income (loss) before income taxes ...........................        13,586            525         32,796          2,061
Provision for income taxes - Current ........................          (537)        (1,999)        (1,741)        (4,535)
Provision for income taxes - Deferred .......................        (4,626)        (2,594)       (14,364)        (5,883)
                                                                -----------    -----------    -----------    -----------
Income (loss) before accounting change ......................         8,423         (4,068)        16,691         (8,357)

Cumulative effect of accounting change (net of income
  taxes of $541) ............................................            --             --           (884)            --
                                                                -----------    -----------    -----------    -----------
Net income (loss) ...........................................   $     8,423    $    (4,068)   $    15,807    $    (8,357)
                                                                ===========    ===========    ===========    ===========

Income (loss) per common share before accounting change:
  Basic .....................................................   $      0.28    $     (0.18)   $      0.59    $     (0.37)
  Diluted ...................................................          0.28          (0.18)          0.59          (0.37)

Income (loss) per common share after accounting change:
  Basic .....................................................   $      0.28    $     (0.18)   $      0.56    $     (0.37)
  Diluted ...................................................          0.28          (0.18)          0.56          (0.37)

Weighted average common shares outstanding:
  Basic .....................................................        30,030         22,836         28,275         22,781
  Diluted ...................................................        30,030         22,836         28,277         22,781

     The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 2001
                                 (in thousands)
                                   (unaudited)

                                                                                                NOTES     ACCUMULATED
                                        RETAINED    CLASS A   CLASS B                        RECEIVABLE      OTHER
                                        EARNINGS    COMMON    COMMON     COMMON     PAID-IN   OFFICERS/  COMPREHENSIVE STOCKHOLDERS'
                                        (DEFICIT)    STOCK     STOCK      STOCK     CAPITAL   EMPLOYEES     INCOME        EQUITY
                                        ---------  --------- ---------  ---------  ---------  ---------  ------------  -------------
BALANCE AT DECEMBER 31,
  2000 ................................ $    (140) $       1 $       3  $      --  $ 147,968  $     (21)   $      --    $ 147,811
Proceeds from initial public
  offering (net of offering costs
  of $1,568) ..........................        --         --        --         71     91,456         --           --       91,527
Non-cash stock based compensation .....        --         --        --         --      9,587         --           --        9,587
Recapitalization ......................        --         (1)       (3)       229       (225)        --           --           --
Repayment of notes receivable .........        --         --        --         --         --         21           --           21
Components of comprehensive income:
   Net income .........................    15,807         --        --         --         --         --           --       15,807
   Change in deferred hedge loss
     (net of income taxes of $8,286) ..        --         --        --         --         --         --       13,520       13,520
   Cumulative effect of accounting
      change (net of income taxes of
      $9,121) .........................        --         --        --         --         --         --      (14,881)     (14,881)
                                                                                                                        ---------
         Total comprehensive income ...                                                                                    14,446
                                        ---------  --------- ---------  ---------  ---------  ---------    ---------    ---------
BALANCE AT SEPTEMBER 30,
  2001 ................................ $  15,667  $      -- $      --  $     300  $ 248,786  $      --    $  (1,361)   $ 263,392
                                        =========  ========= =========  =========  =========  =========    =========    =========

         The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         --------------------------
                                                                            2001            2000
                                                                         -----------    -----------
Operating Activities
Net income (loss) ....................................................   $    15,807    $    (8,357)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion, and amortization ..........................        23,495         14,856
  Deferred taxes .....................................................        13,607          7,826
  Non-cash stock based compensation ..................................         9,587         24,959
  Non-cash cumulative accounting change ..............................           884             --
  Non-cash derivative fair value loss ................................           396             --
  Other non-cash charges .............................................         1,357             94
  Loss on disposition of assets ......................................            33             --
Changes in operating assets and liabilities:
  Accounts receivable ................................................         2,143         (9,587)
  Other current assets ...............................................        (1,563)        (2,984)
  Other assets .......................................................           143         (5,285)
  Accounts payable and other current liabilities .....................          (457)         8,089
                                                                         -----------    -----------
Cash Provided by Operating Activities ................................        65,432         29,611

Investing Activities
  Proceeds from disposition of assets ................................           211             --
  Purchases of other property and equipment ..........................          (885)          (386)
  Acquisition of oil and gas properties ..............................        (1,130)       (65,755)
  Development of oil and gas properties ..............................       (62,446)       (16,711)
                                                                         -----------    -----------
Cash Used by Investing Activities ....................................       (64,250)       (82,852)

Financing Activities
  Proceeds from capital calls ........................................            --         21,510
  Repurchase of common stock .........................................            --            (95)
  Issuance of treasury stock .........................................            --             95
  Proceeds from initial public offering ..............................        93,095             --
  Offering costs paid ................................................        (1,568)            --
  Proceeds from notes receivable - officers and employees ............            21              2
  Proceeds from long-term debt .......................................       115,000         88,000
  Payments on long-term debt .........................................      (195,500)       (61,166)
  Payments on note payable ...........................................       (12,951)            --
                                                                         -----------    -----------
Cash Provided by (Used by) Financing Activities ......................        (1,903)        48,346

Decrease in Cash and Cash Equivalents ................................          (721)        (4,895)
Cash and Cash Equivalents, Beginning of Period .......................           876          6,497
                                                                         -----------    -----------
Cash and Cash Equivalents, End of Period .............................   $       155    $     1,602
                                                                         ===========    ===========

Supplemental disclosure of non-cash investing and financing
activities:
  Note payable issued for purchase of oil and gas properties .........   $        --    $    35,200
  Notes received from officers and employees in connection with
     capital calls ...................................................   $        --    $        23

         The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. FORMATION OF ENCORE

    Encore Acquisition Company ("Encore"), a Delaware Corporation, is an independent (non-integrated) oil and natural gas company in the United States. We were organized in April 1998 and are engaged in the acquisition, development, exploitation, and production of North American oil and natural gas reserves. Our oil and natural gas reserves are concentrated in fields located in the Williston Basin of Montana and North Dakota, the Permian Basin of Texas and New Mexico, the Anadarko Basin of Oklahoma, and the Powder River Basin of Montana.

2. BASIS OF PRESENTATION

    In the opinion of management, the unaudited consolidated financial statements of Encore include all adjustments necessary to present fairly our financial position as of September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. All adjustments are of a recurring nature. These interim results are not necessarily indicative of results for an entire year. Certain amounts of prior periods have been reclassified in order to conform to the current period presentation.

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

    Effective January 1, 2001, Encore adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measure them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In addition, all hedging relationships must be designated, documented, and reassessed periodically. The impact of adopting SFAS 133 on January 1, 2001 was to record the fair value of our derivatives as a reduction in assets of $1.1 million and as a liability in the amount of $24.4 million. Additionally, we recorded a reduction in earnings as the cumulative effect of an accounting change of $0.9 million (net of taxes of $0.5 million) and a decrease to stockholders' equity for other comprehensive income in the amount of $14.9 million (net of taxes of $9.1 million).

    Currently, all of Encore's derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. These instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in other comprehensive income in stockholders' equity and reclassified into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the gain or loss is recognized into earnings immediately.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which Encore will be required to adopt as of January
1, 2003. This statement requires us to record a liability in the period in which an asset retirement obligation ("ARO") is incurred. Also, upon initial recognition of the liability, we must capitalize additional asset cost equal to the amount of the liability. In addition to any obligations that arise after the effective date of SFAS 143, upon initial adoption we must recognize (1) a liability for any existing AROs (2) capitalized cost related to the liability and (3) accumulated depreciation on that capitalized cost. We are currently reviewing the provisions of the statement and assessing their impact on our financial statements. We do not currently know the effect, if any, the adoption of SFAS 143 will have on our financial statements.

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

4. INDEBTEDNESS

    As a result of the application of proceeds from the IPO and scheduled note repayments, Encore has substantially reduced overall indebtedness since December 31, 2000. The following table summarizes the activity of Encore's debt balances from December 31, 2000 through September 30, 2001 (in thousands):

         CREDIT FACILITY:
            December 31, 2000.........................    $ 144,500
              Application of IPO proceeds.............      (91,456)
              Net borrowings and payments.............       10,956
                                                          ---------
            September 30, 2001........................    $  64,000
                                                          =========
          NOTE PAYABLE:
            December 31, 2000.........................    $  17,545
              Scheduled payments......................      (12,951)
                                                          ---------
            September 30, 2001........................    $   4,594
                                                          =========


5. NON-CASH STOCK BASED COMPENSATION EXPENSE ON CLASS A STOCK

    Encore follows variable plan accounting for the Class A stock sold to management. Accordingly, compensation expense is based on the excess of the estimated fair value of the Class A stock over the amount paid by the management stockholders. Compensation expense is recorded over the service period of the Class A stock, which is based on a vesting schedule. The Class A stock vests 25% upon issuance and an additional 15% per year for the following five years. Prior to Encore's IPO, compensation expense was adjusted in each reporting period based on the most recent fair value estimates. Using available fair value estimates, during the three and nine months ended September 30, 2000, Encore recorded $11.9 million and $25.0 million, respectively, in non-cash compensation expense. On March 8, 2001, the date of the IPO, the measurement date occurred, because after this date the Class A stockholders were no longer required to make future capital contributions. Total compensation expense on the Class A shares using the IPO price of $14.00 per share is $35.6 million. Encore recorded the final $9.6 million of compensation expense related to the Class A shares in the first quarter of 2001.

6. OTHER OPERATING EXPENSE

    During the third quarter of 2001, Encore granted severance packages to two former Encore officers. For the three and nine months ended September 30, 2001, Encore recorded $0.4 million related to this in other operating expense. Encore did not record any similar operating expense for the same respective periods in 2000.

7. EARNINGS PER SHARE (EPS)

    The following table sets forth basic and diluted earnings per share computations for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per share data):

                                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                            -------------------    --------------------
                                                                              2001       2000        2001        2000
                                                                            --------   --------    --------    --------
NUMERATOR:
Income (loss) before accounting change ..................................   $  8,423   $ (4,068)   $ 16,691    $ (8,357)
                                                                            ========   ========    ========    ========

Net income (loss) .......................................................   $  8,423   $ (4,068)   $ 15,807    $ (8,357)
                                                                            ========   ========    ========    ========

DENOMINATOR:
Denominator for basic earnings per share -
  weighted average shares outstanding ...................................     30,030     22,836      28,275      22,781
Effect of dilutive securities:
  Dilutive options ......................................................         --         --           2          --
                                                                            --------   --------    --------    --------

Denominator for diluted earnings per share ..............................     30,030     22,836      28,277      22,781
                                                                            ========   ========    ========    ========

Basic income (loss) per common share before accounting change............   $   0.28   $  (0.18)   $   0.59    $  (0.37)
Cumulative effect of accounting change, net of tax ......................         --         --       (0.03)         --
Basic income (loss) per common share after accounting change ............   $   0.28   $  (0.18)   $   0.56    $  (0.37)
                                                                            ========   ========    ========    ========

Diluted income (loss) per common share before accounting change .........   $   0.28   $  (0.18)   $   0.59    $  (0.37)
Cumulative effect of accounting change, net of tax ......................         --         --       (0.03)         --
Diluted income (loss) per common share after accounting change ..........   $   0.28   $  (0.18)   $   0.56    $  (0.37)
                                                                            ========   ========    ========    ========

    Earnings per share and weighted average shares outstanding for the three and nine months ended September 30, 2000 have been restated to reflect the conversion of the outstanding Class A and Class B shares into one class of common stock in conjunction with the IPO (see note 3).

8. DERIVATIVE FINANCIAL INSTRUMENTS

    Encore hedges commodity price risk with swap contracts, put contracts, and collar contracts and interest rate risk with a swap contract. Swap contracts provide a fixed price for a notional amount of sales volume in the case of commodity hedges or a fixed interest rate for notional amount of principal in the case of interest rate hedges. Put contracts provide a fixed floor price on a notional amount of sales volume while allowing full price participation if the relevant index price closes above the floor price. Collar contracts provide a floor price for Encore for a notional amount of sales volume while allowing some additional price participation if the relevant index price closes above the floor price. From time to time, Encore also enters into swaption contracts, which are options to enter into a swap in the future. However, no swaptions were outstanding at September 30, 2001. Additionally, Encore occasionally finances the purchase of collar contracts through the short sale of put contracts with a strike price well below the floor price of the collar. These short put contracts do not qualify for hedge accounting under SFAS 133, and accordingly, the mark-to-market change in the value of these contracts each quarter is recorded as fair value gain/loss in the income statement. At September 30, 2001, Encore had two such contracts in place representing 1,500 Bbl/D with a strike price of $20.00 per barrel.

    Except as noted above, all of Encore's derivative financial instruments qualify for hedge accounting in accordance with SFAS 133 and have been designated as cash flow hedges. As a result, to the extent the hedges are effective, all unrealized gains or losses due to marking these derivatives to market have been recorded in other comprehensive income as a component of stockholders' equity. These amounts will be reclassified into earnings when the hedged transaction is recognized in earnings. However, to the extent the hedges were ineffective, the ineffective portion of the gain or loss has been recognized in earnings in the current period.

    Excluding the $0.9 million net of tax loss recorded as a cumulative effect of accounting change, during the nine months ended September 30, 2001, Encore recognized a $0.4 million loss related to the ineffective portion of the total deferred hedge loss and the mark-to-market loss on our short puts. Additionally, the $24.4 million liability recorded on January 1, 2001 as a cumulative effect of accounting change was reduced in the first nine months of the year to $8.6 million at September 30, 2001 ($5.7 million is included in other current liabilities and $2.9 million in other liabilities on the balance sheet). The value of our derivative assets has increased by $5.9 million since January 1, 2001, to $9.6 million at September 30, 2001 ($6.8 million is included in other current assets and $2.8 million in other assets on the balance sheet). These changes in the market value of our derivatives since January 1, 2001 were due primarily to a reduction in the market price of natural gas, the expiration of part of our 2001 contracts, and additional floors, collars, and swaps entered into during the year. While Encore does not intend to terminate any of these arrangements, the unrealized mark-to-market loss upon termination of all outstanding commodity and interest rate derivatives as of September 30, 2001 was approximately $2.2 million.

The following tables summarize our open hedging positions as of September 30, 2001:

OIL HEDGES AS OF SEPTEMBER 30, 2001

                            DAILY        FLOOR      DAILY         CAP         DAILY       SWAP
                        FLOOR VOLUME     PRICE   CAP VOLUME      PRICE     SWAP VOLUME    PRICE
         PERIOD             (Bbl)      (per Bbl)    (Bbl)      (per Bbl)      (Bbl)     (per Bbl)
    ----------------   -------------  ---------- -----------  ----------   ----------- ---------
    2001...............    3,500       $ 21.00     1,000       $ 22.05        3,000     $ 19.88
    Jan - June 2002....    6,500       $ 23.11     1,500       $ 28.03        2,500     $ 19.47
    July - Dec 2002....    5,500       $ 22.95     1,500       $ 28.03        2,500     $ 19.47
    2003...............       --       $    --        --       $   --           500     $ 23.20

NATURAL GAS HEDGES AS OF SEPTEMBER 30, 2001

                            DAILY        FLOOR      DAILY         CAP        DAILY        SWAP
                        FLOOR VOLUME     PRICE   CAP VOLUME      PRICE    SWAP VOLUME     PRICE
         PERIOD             (Mcf)      (per Mcf)    (Mcf)      (per Mcf)     (Mcf)      (per Mcf)
    ----------------   -------------  ---------- -----------  -----------------------   ---------
    2001............       6,000        $ 3.21        --        $  --        9,500        $ 3.09
    2002............      10,000        $ 3.09     2,500        $ 8.05       3,500        $ 3.31
    2003............          --        $   --        --        $  --        2,500        $ 3.11

INTEREST RATE HEDGES AS OF SEPTEMBER 30, 2001

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

9. TAXES

    During the first nine months of 2001, excluding the benefit related to the cumulative effect of accounting change, Encore incurred $16.1 million of income tax expense. Of this amount, $14.4 million is deferred income tax expense and relates primarily to intangible drilling costs incurred during the year, which are deductible for income tax purposes but have been capitalized in properties and equipment for book purposes. These amounts will be depleted and transferred to earnings over the productive life of the wells. The related deferred tax liability is included in other liabilities on the balance sheet.

    Income tax expense recorded during the first nine months of 2001 and 2000 is substantially greater than if calculated using income before income taxes at the statutory rate. This results from the non-cash stock based compensation expense recorded by Encore during the first nine months of 2001 and 2000 of $9.6 million and $25.0 million, respectively, not being deductible for tax purposes. Thus, these amounts must be added back to income before income taxes to arrive at taxable income.

    Primarily as a result of the net deferred hedge loss recorded in other comprehensive income during the first nine months of 2001, Encore has a long-term deferred tax asset in the amount of $0.7 million as of September 30, 2001, which has been netted with our deferred tax liability and included in other liabilities on the balance sheet.

10. OTHER COMPREHENSIVE INCOME

    With the adoption of SFAS 133 on January 1, 2001, Encore began recording deferred hedge gains and losses as other comprehensive income. For the nine months ended September 30, 2001, comprehensive income totaled $14.4 million, while net income totaled $15.8 million. The difference between net income and comprehensive income is the result of recording a $14.9 million deferred hedge loss as a cumulative effect of accounting change, offset by an decrease in the deferred hedge loss of $13.5 million since January 1, 2001. The reduction in the deferred hedge loss since January 1, 2001 resulted from the expiration of a portion of the term of some derivative contracts, as well as a reduction in the market price of natural gas during the year. At September 30, 2001, Encore had $1.4 million in net of tax deferred hedge losses in accumulated other comprehensive income, shown as a component of equity on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This document contains forward-looking statements that involve risks and uncertainties that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. See "Information Regarding Forward-Looking Statements" in Encore's registration statement filed on Form S-1 (Registration No. 333-47540, effective March 8, 2001). Actual results may differ materially from those anticipated in our forward-looking statements due to many factors, including, but not limited to, those set forth under "Risk Factors" in the registration statement. In addition, the terrorist attacks that took place on September 11, 2001 may affect our operations by causing reduced airline and other travel, which reduces demand for petroleum products, and causing a general downturn in U.S. economic activity, which also reduces demand for petroleum products. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document and Encore's registration statement filed on Form S-1 (Registration No. 333-47540, effective March 8, 2001).

OVERVIEW

    Because of our rapid growth through acquisitions since formation, our historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. Our acquisition history through September 30, 2001 is as follows:

                              ASSET                       DATE ACQUIRED
                              -----                       -------------
                      Cedar Creek Anticline (CCA).....    June 1, 1999
                      Crockett County.................    March 30, 2000
                      Lodgepole.......................    March 31, 2000
                      Indian Basin/Verden.............    August 24, 2000
                      Bell Creek......................    November 29, 2000

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

RESULTS OF OPERATIONS

    The following table sets forth operating information of Encore for the periods presented:

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                          ---------------------  INCREASE     ------------------  INCREASE
                                                             2001       2000    (DECREASE)    2001       2000    (DECREASE)
                                                          ---------- ---------- ----------  --------- ---------- ----------
Operating Results (in thousands):
  Oil and natural gas revenues ........................   $ 34,539   $ 31,091   $  3,448    $105,368   $ 74,911   $ 30,457
  Direct lifting costs ................................      6,323      4,443      1,880      18,744     12,373      6,371
  Production, ad valorem, and severance taxes .........      3,496      4,066       (570)     11,406     10,675        731

Daily production:
  Oil volumes (Bbls) ..................................     13,928     12,583      1,345      13,594     11,646      1,948
  Natural gas volumes (Mcf) ...........................     22,451     15,024      7,427      21,948      9,840     12,108
  Combined volumes (BOE) ..............................     17,670     15,087      2,583      17,252     13,286      3,966

Average prices:
  Oil (per Bbl) .......................................   $  21.88   $  22.16   $  (0.28)   $  22.07   $  20.48   $   1.59
  Natural gas (per Mcf) ...............................       3.15       3.93      (0.78)       3.91       3.55       0.36
  Combined volumes (per BOE) ..........................      21.25      22.40      (1.15)      22.37      20.58       1.79

Average costs (per BOE):
  Direct lifting costs ................................   $   3.89   $   3.20   $   0.69    $   3.98   $   3.40   $   0.58
  Production, ad valorem, and severance taxes .........       2.15       2.93      (0.78)       2.42       2.93      (0.51)
  G&A (excluding non-cash stock based compensation) ...       0.79       0.67       0.12        0.81       0.84      (0.03)
  DD&A ................................................       4.99       4.62       0.37        4.99       4.08       0.91

    Average prices shown in the table are net of net profits interest payments and the effects of hedging transactions. As a result of hedging transactions, oil and natural gas revenues were reduced by $2.4 million and $13.7 million for the three and nine months ended September 30, 2001, respectively, and $6.7 million and $14.8 million for the same respective periods in 2000. As a result of our net profits interest payments, oil and natural gas revenues were reduced by $0.2 million and $2.8 million for the three and nine months ended September 30, 2001, respectively, and $2.9 million and $9.5 million for the same respective periods in 2000.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2001 TO QUARTER ENDED SEPTEMBER 30,
2000

    Set forth below is our comparison of operations during the third quarter of 2001 with the third quarter of 2000.

    REVENUES. Oil and natural gas revenues for the third quarter of 2001 increased as compared to 2000 by $3.4 million, from $31.1 million to $34.5 million. The increase resulted from additional production associated with the Indian Basin/Verden acquisition, which closed during the third quarter of 2000, and the Bell Creek acquisition, which closed subsequent to September 30, 2000, as well as additional production resulting from our successful development and exploitation program in CCA and Crockett County. Decreases in our realized net oil and natural gas prices, which include the effects of hedging and net profits interest payments, offset some of our increase in volumes. Our realized net oil price for the third quarter of 2001 compared to 2000 decreased by $0.28 per Bbl, from $22.16 to $21.88 per Bbl. Our realized net natural gas price for the third quarter of 2001 compared to 2000 decreased by $0.78 per Mcf, from $3.93 to $3.15 per Mcf. Hedging had the effect of reducing oil and natural gas revenues by $2.4 million, or $1.45 per BOE, during the third quarter of 2001 and decreasing oil and natural gas revenues by $6.7 million, or $4.83 per BOE, during the third quarter of 2000. Net profits interest payments had the effect of reducing oil and natural gas revenues by $0.2 million, or $0.13 per BOE, during the third quarter of 2001 and decreasing oil and natural gas revenues by $2.9 million, or $2.07 per BOE, during the third quarter of 2000. The reduction in net profits interest payments resulted from increased capital expenditures in CCA and lower commodity prices.

    DIRECT LIFTING COSTS. Direct lifting costs increased from $4.4 million in the third quarter of 2000 to $6.3 million in the third quarter of 2001. The increase in direct lifting costs resulted from additional production costs associated with the Indian Basin/Verden acquisition, which closed during the third quarter of 2000, and the Bell Creek acquisition, which closed subsequent to September 30, 2000. On a per BOE basis, direct lifting costs increased from $3.20 to $3.89, primarily reflecting the increased cost for services.

    PRODUCTION, AD VALOREM, AND SEVERANCE TAXES. Production, ad valorem, and severance taxes for the third quarter of 2001 decreased as compared to the third quarter of 2000 by approximately $0.6 million, from $4.1 million to $3.5 million. The decrease in production, ad valorem, and severance taxes resulted primarily from the decrease in commodity prices offset by additional production associated with the Indian Basin/Verden acquisition, which closed during the third quarter of 2000, and the Bell Creek acquisition, which closed subsequent to September 30, 2000. As a percent of oil and natural gas revenues (excluding the effects of hedging transactions and net profits interest payments), production, ad valorem, and severance taxes decreased from 10.0% to 9.4%. The decrease in production, ad valorem, and severance taxes as a percent of revenue was a result of a lower tax rate on production in our CCA asset for newly drilled wells compared with the rates on older wells. Additionally, the tax rates in New Mexico and Oklahoma associated with the Indian Basin/Verden acquisitions completed during the third quarter of 2000 are lower than the rates in Montana.

    DEPLETION, DEPRECIATION, AND AMORTIZATION (DD&A) EXPENSE. DD&A expense increased from $6.4 million in the third quarter of 2000 to $8.1 million in the third quarter of 2001. The increase in DD&A resulted from additional production associated with the Indian Basin/Verden acquisition, which closed during the third quarter of 2000, and the Bell Creek acquisition, which closed subsequent to September 30, 2000. The average DD&A rate of $4.99 per BOE of production during the third quarter of 2001 represents an increase of $0.37 per BOE from the $4.62 per BOE recorded in the third quarter of 2000. The increase was attributable to higher per BOE acquisition costs associated with the Indian Basin/Verden and Bell Creek acquisitions completed during and after the third quarter of 2000.

    GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased from $0.9 million in the third quarter of 2000 to $1.3 million in the third quarter of 2001 (excluding non-cash stock based compensation of $11.9 million in the third quarter of 2000). The increase in G&A resulted from the additional staff and lease space necessary to accommodate our rapid growth through acquisitions and development and exploitation drilling. On a per BOE basis, G&A expense rose to $0.79 for the third quarter of 2001 as compared to $0.67 for the third quarter of 2000.

    NON-CASH STOCK BASED COMPENSATION EXPENSE. Non-cash stock based compensation expense decreased from $11.9 million in the third quarter of 2000 to zero in the third quarter of 2001. This non-cash stock based compensation expense is associated with the purchase by our management stockholders of Class A common stock under our management stock plan adopted in August 1998 and was recorded as compensation in accordance with variable plan accounting under APB 25. The non-cash compensation expense recorded in the first quarter of 2001 represented the final amount of expense to be recorded related to the Class A stock.

     INTEREST EXPENSE. Interest expense for the third quarter of 2001 was $1.2 million compared to $2.9 million for the third quarter of 2000. The decrease in interest expense is directly attributable to the reduction of debt as a result of the application of proceeds from Encore's IPO. The weighted average interest rate, including hedges, for the third quarter of 2001 was 6.5% compared to 7.3% for the third quarter of 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Set forth below is our comparison of operations during the first nine months of 2001 with the first nine months of 2000.

     REVENUES. Oil and natural gas revenues for the nine months ended September 30, 2001 increased as compared to the same period in 2000 by $30.5 million, from $74.9 million to $105.4 million. The increase resulted primarily from increased volumes associated with our acquisition program for 2000, which resulted in our Crockett County, Lodgepole, Indian Basin/Verden, and Bell Creek acquisitions, as well as additional production resulting from our successful development and exploitation program in CCA and Crockett County. Increases in our realized net oil and natural gas prices, which include the effects of hedging and net profits interest payments, further increased our revenues. Our realized net oil price for the first nine months of 2001 compared to the first nine months of 2000 increased by $1.59 per Bbl, from $20.48 to $22.07 per Bbl. Our realized net natural gas price for the first nine months of 2001 compared to the first nine months in 2000 increased by $0.36 per Mcf, from $3.55 to $3.91 per Mcf. Our realized net oil and natural gas prices include the effects of hedging transactions and net profits interest payments. Hedging transactions had the effect of reducing oil and natural gas revenues by $13.7 million, or $2.92 per BOE, during the nine months ended September 30, 2001 and decreasing oil and natural gas revenues by $14.8 million, or $4.08 per BOE, during the nine months ended September 30, 2000. Net profits interest payments had the effect of reducing oil and natural gas revenues by $2.8 million, or $0.59 per BOE, during the nine months ended September 30, 2001 and decreasing oil and natural gas revenues by $9.5 million or $2.62 per BOE, during the same period in 2000. The reduction in net profits interest payments resulted from increased capital expenditures in CCA.

     DIRECT LIFTING COSTS. Direct lifting costs for the first nine months of 2001 increased as compared to the first nine months of 2000, from $12.4 million to $18.7 million. The increase in direct lifting costs resulted from additional production costs associated with our Crockett County, Lodgepole, and Indian Basin/Verden acquisitions, which occurred during the first nine months of 2000, and the Bell Creek acquisition which occurred subsequent to September 30, 2000. On a per BOE basis, direct lifting costs increased from $3.40 to $3.98, primarily as a result of higher workover and contract labor costs in CCA related to the relatively harsh winter and the increased cost for services.

     PRODUCTION, AD VALOREM, AND SEVERANCE TAXES. Production, ad valorem, and severance taxes for the first nine months of 2001 increased as compared to the first nine months of 2000 by approximately $0.7 million, from $10.7 million to $11.4 million. The increase in production, ad valorem, and severance taxes resulted from additional production associated with the Crockett County, Lodgepole, and Indian Basin/Verden acquisitions, completed during the first nine months of 2000, and the Bell Creek acquisition completed after September 30, 2000. As a percent of oil and natural gas revenues (excluding the effects of hedging transactions and net profits interest payments), production, ad valorem, and severance taxes decreased from 10.8% to 9.4%. The decrease in production, ad valorem and severance taxes as a percent of revenue was a result of the higher production, ad valorem, and severance tax rates in Montana associated with our CCA asset versus the tax rates in Texas, North Dakota, New Mexico, and Oklahoma associated with our Crockett County, Lodgepole, and Indian Basin/Verden assets, respectively.

     DEPLETION, DEPRECIATION, AND AMORTIZATION (DD&A) EXPENSE. DD&A expense for the nine months ended September 30, 2001 increased by approximately $8.6 million, from $14.9 million to $23.5 million as compared to the nine months ended September 30, 2000. The increase in DD&A resulted from additional production associated with the Crockett County, Lodgepole, and Indian Basin/Verden acquisitions, completed during the first nine months of 2000 and the Bell Creek acquisition completed after September 30, 2000. The average DD&A rate of $4.99 per BOE of production during the first nine months of 2001 represents an increase of $0.91 per BOE from the $4.08 per BOE recorded in the first nine months of 2000. The increase was attributable to higher per BOE acquisition costs associated with the Crockett County, Lodgepole, Indian Basin/Verden, and Bell Creek acquisitions.

     GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased $0.8 million for the first nine months of 2001 as compared to the first nine months of 2000, from $3.0 million to $3.8 million (excluding non-cash stock based compensation of $9.6 million in the first nine months of 2001 and $25.0 million in the first nine months of 2000). The increase in G&A resulted from the additional staff and lease space necessary to accommodate our rapid growth through acquisitions and development and exploitation drilling. On a per BOE basis, G&A expense fell to $0.81 for the first nine months of 2001 from $0.84 for the same period in 2000.

     NON-CASH STOCK BASED COMPENSATION EXPENSE. Non-cash stock based compensation expense decreased $15.4 million from the first nine months of 2000, $25.0 million, to the first nine months of 2001, $9.6 million. This non-cash stock based compensation expense is associated with the purchase by our management stockholders of Class A common stock under our management stock plan adopted in August 1998 and was recorded as compensation in accordance with variable plan accounting under APB 25. The non-cash compensation expense recorded in the first quarter of 2001 represented the final amount of expense to be recorded related to the Class A stock.

     INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 was $4.9 million compared to $7.4 million for the nine months ended September 30, 2000. The decrease in interest expense is directly attributable to the reduction of debt in conjunction with Encore's IPO. The weighted average interest rate, net of hedges, for the first nine months of 2001 and 2000 was 6.9% and 6.8%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Principal uses of capital have been for the acquisition and development of oil and natural gas properties.

     During the nine months ended September 30, 2001, net cash provided by operations was $65.4 million, an increase of $35.8 million compared to the nine months ended September 30, 2000. This increase is a result of cash flows provided by the Crockett County, Lodgepole, and Indian Basin/Verden acquisitions, which occurred during the first nine months of 2000, and the Bell Creek acquisition, which occurred subsequent to September 30, 2000.

     We anticipate that our capital expenditures will total approximately $28 million for the fourth quarter of 2001. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. We plan to finance our ongoing development and acquisition expenditures using internally generated cash flow, available cash, and our existing credit agreement.

     At September 30, 2001, Encore had total assets of $386.5 million net of depreciation, depletion, and amortization. Total capitalization was $327.4 million, of which 80.5% was represented by stockholders' equity and 19.5% by senior debt.

     Encore's operating subsidiary currently maintains a credit agreement with a group of banks that matures in May 2004. Encore has guaranteed the subsidiary's obligations under the credit agreement and has pledged the stock and other equity interests of its subsidiaries to secure the guaranty. Borrowings under the credit agreement totaled $64.0 million as of September 30, 2001. The borrowing base, as established in the credit agreement, was $180.0 million as of September 30, 2001. During the first nine months of 2001, the weighted average interest rate under the facility, net of hedges, was 7.3%. The remaining borrowing base available under the credit agreement at September 30, 2001, was $116.0 million. Encore pays certain fees based on the unused portion of the borrowing base. We were in compliance with all of our credit agreement covenants as of September 30, 2001.

     Encore issued a $35.2 million note payable associated with the Lodgepole acquisition. The note requires monthly principal payments over a period of 22 months ending January 31, 2002. The note bears monthly compounded interest at the rate of 4.0% per year on the outstanding principal plus accrued interest. Principal payments remaining as of September 30, 2001 total $3.5 million for 2001 and $1.1 million for 2002. Accrued interest as of September 30, 2001 totaled $1.2 million. All of the remaining principal and interest outstanding, less a demand premium, is callable at any time with 45 days notice. In the event the note is called, our credit agreement allows additional borrowings to meet the demand payment.

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

    The following table indicates the average oil and natural gas prices received for the three and nine months ended September 30, 2001 and 2000. Average equivalent prices for the first nine months of 2001 and 2000 were decreased by $2.92 and $4.08 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas production is converted to oil equivalents at the conversion rate of six Mcf per Bbl. Average prices shown in the following table are net of net profits interest payments.

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                -------------------------   -------------------------
                                                   2001          2000           2001          2000
                                                -----------   -----------   -----------   -----------
NET PRICE REALIZATION WITH HEDGES:
Oil (per Bbl) ...............................   $     21.88   $     22.16   $     22.07   $     20.48
Natural Gas (per Mcf) .......................          3.15          3.93          3.91          3.55
Equivalent Oil (per BOE) ....................         21.25         22.40         22.37         20.58

AVERAGE WELLHEAD PRICE:
Oil (per Bbl) ...............................   $     23.87   $     29.65   $     24.47   $     24.76
Natural Gas (per Mcf) .......................          3.05          4.59          4.71          3.99
Equivalent Oil (per BOE) ....................         22.70         29.30         25.29         24.66



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Encore's registration statement on Form S-1 (Registration No. 333-47540, effective March 8, 2001) is incorporated herein by reference. Such information includes a description of Encore's potential exposure to market risks, including commodity price risk and interest rate risk. Encore's open commodity positions as of September 30, 2001 are presented in Note 8 to the accompanying financial statements. While Encore does not intend to terminate any of these arrangements, the unrealized mark-to-market loss upon termination of outstanding commodity and interest rate derivatives as of September 30, 2001 was approximately $2.2 million.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         3.1 Second Amended and Restated Certificate of Incorporation of Encore Acquisition Company.

         3.2      Second Amended and Restated By-laws of Encore Acquisition
                  Company.

         10.1     2000 Incentive Stock Plan of Encore Acquisition Company.

Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ENCORE ACQUISITION COMPANY


Date: November 6, 2001    By:       /s/   Morris B. Smith
                             ---------------------------------------------------
                             Morris B. Smith
                             Chief Financial Officer, Treasurer, Executive
                             Vice President and Principal Financial Officer


Date: November 6, 2001    By:       /s/   Robert C. Reeves
                             ---------------------------------------------------
                             Robert C. Reeves
                             Vice President, Controller and Principal
                             Accounting Officer

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
  3.1             Second Amended and Restated Certificate of Incorporation of
                  Encore Acquisition Company.

  3.2             Second Amended and Restated By-laws of Encore Acquisition
                  Company.

  10.1            2000 Incentive Stock Plan of Encore Acquisition Company.