Form 10-Q
period 2002-03-31
ENCORE ACQUISITION CO
filed 2002-05-06
CIK 1125057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to ________


                           Commission File No. 1-16295

                           ENCORE ACQUISITION COMPANY
             (Exact name of Registrant as specified in its charter)


Delaware                                             75-2759650
--------------------------------                     -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

         777 Main Street, Suite 1400, Ft. Worth, Texas      76102
         ---------------------------------------------      -----
             (Address of principal executive offices)     (Zip code)

      Registrant's Telephone Number, including area code: (817) 877 - 9955

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

                                Yes [x]  No [ ]


Number of shares of Common Stock outstanding as of May 3, 2002.......30,029,961

                           ENCORE ACQUISITION COMPANY
                                      INDEX


                                                                        Page

                         PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
    Consolidated Balance Sheets as of March 31, 2002 and
       December 31, 2001............................................      3
    Consolidated Statements of Operations for the three months
       ended March 31, 2002 and 2001................................      4
    Consolidated Statements of Stockholders' Equity for the three
       months ended March 31, 2002..................................      5
    Consolidated Statements of Cash Flows for the three
       months ended March 31, 2002 and 2001.........................      6
    Notes to Consolidated Financial Statements......................      7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.............................     11

  Item 3. Quantitative and Qualitative Disclosure about Market
    Risk............................................................     15

                          PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..........................     16
  Signatures........................................................     17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ENCORE ACQUISITION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                           MARCH 31,       DECEMBER 31,
                                                                             2002             2001
                                                                          -----------      ------------
                                                                          (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................      $     169       $     115
  Accounts receivable (Net of allowance of $7.0 million) .............         19,514          16,286
  Deferred tax asset .................................................          4,438              --
  Derivative assets ..................................................          1,031           7,030
  Other current assets ...............................................          5,574           5,117
                                                                            ---------       ---------
         Total current assets ........................................         30,726          28,548
                                                                            ---------       ---------

Properties and equipment, at cost -- successful efforts method:
  Producing properties ...............................................        493,247         422,542
  Undeveloped properties .............................................            866             776
  Accumulated depletion, depreciation and amortization ...............        (68,905)        (60,548)
                                                                            ---------       ---------
                                                                              425,208         362,770
                                                                            ---------       ---------
  Other property and equipment .......................................          3,324           3,001
  Accumulated depletion, depreciation, and amortization ..............         (1,462)         (1,253)
                                                                            ---------       ---------
                                                                                1,862           1,748
                                                                            ---------       ---------

Other assets .........................................................          3,232           8,934
                                                                            ---------       ---------
         Total assets ................................................      $ 461,028       $ 402,000
                                                                            =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................      $   5,389       $  10,793
  Derivative liabilities .............................................          7,529           3,525
  Current portion of note payable ....................................             --           1,107
  Other current liabilities ..........................................         15,131          12,016
                                                                            ---------       ---------
         Total current liabilities ...................................         28,049          27,441
                                                                            ---------       ---------

Derivative liabilities ...............................................          1,774           1,288
Long-term debt .......................................................        133,000          78,000
Deferred income taxes ................................................         29,571          25,969
                                                                            ---------       ---------
         Total liabilities ...........................................        192,394         132,698
                                                                            ---------       ---------

Commitments and contingencies ........................................             --              --

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ......................................             --              --
  Common stock, $.01 par value, 60,000,000 authorized,
    30,029,961 issued and outstanding ................................            300             300
  Additional paid-in capital .........................................        248,786         248,786
  Retained earnings ..................................................         23,149          16,039
  Accumulated other comprehensive income .............................         (3,601)          4,177
                                                                            ---------       ---------
         Total stockholders' equity ..................................        268,634         269,302
                                                                            ---------       ---------

         Total liabilities and stockholders' equity ..................      $ 461,028       $ 402,000
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

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         2002           2001
                                                                       --------       --------
                                                                             (unaudited)
Revenues:
  Oil ...........................................................      $ 26,686       $ 27,377
  Natural gas ...................................................         5,611          8,844
                                                                       --------       --------
       Total revenues ...........................................        32,297         36,221

Expenses:
  Production --
     Direct lifting costs .......................................         6,817          6,355
     Production, ad valorem, and severance taxes ................         3,013          4,270
  General and administrative (excluding non-cash
     stock based compensation) ..................................         1,493          1,263
  Non-cash stock based compensation .............................            --          9,587
  Depletion, depreciation,  and amortization ....................         8,559          7,563
  Derivative fair value (gain) loss .............................          (653)           102
  Other operating expense .......................................           139             --
                                                                       --------       --------
       Total expenses ...........................................        19,368         29,140
                                                                       --------       --------

Operating income ................................................        12,929          7,081

Other income (expenses):
  Interest ......................................................        (1,492)        (2,537)
  Other .........................................................            30             52
                                                                       --------       --------
       Total other income (expenses) ............................        (1,462)        (2,485)
                                                                       --------       --------

Income before income taxes ......................................        11,467          4,596
Provision for income taxes - current ............................          (430)          (604)
Provision for income taxes - deferred ...........................        (3,927)        (4,785)
                                                                       --------       --------
Income (loss) before accounting change ..........................         7,110           (793)

Cumulative effect of accounting change (net of
  income taxes of $0 and $541, respectively) ....................            --           (884)
                                                                       --------       --------

       Net income (loss) ........................................      $  7,110       $ (1,677)
                                                                       ========       ========

Income (loss) per common share before accounting change:
  Basic and diluted .............................................      $   0.24       $  (0.03)

Income (loss) per common share after accounting change:
  Basic and diluted .............................................      $   0.24       $  (0.07)

Weighted average common shares outstanding:
  Basic .........................................................        30,030         24,707
  Diluted .......................................................        30,052         24,707

        The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 2002
                                 (in thousands)
                                   (unaudited)

                                                                                                      Accumulated
                                                                                       Additional        Other
                                                        Retained          Common        Paid-In      Comprehensive    Stockholders'
                                                        Earnings          Stock         Capital      Income (Loss)       Equity
                                                        ---------       ---------      ----------    -------------    ------------

Balance at December 31, 2001 .....................      $  16,039       $     300      $ 248,786       $   4,177        $ 269,302
Components of comprehensive income:
   Net income ....................................          7,110              --             --              --            7,110
   Change in deferred hedge loss (net
      of income taxes of $4,767) .................             --              --             --          (7,778)          (7,778)
                                                                                                                        ---------
         Total comprehensive loss ................                                                                           (668)
                                                        ---------       ---------      ---------       ---------        ---------
Balance at March 31, 2002 ........................      $  23,149       $     300      $ 248,786       $  (3,601)       $ 268,634
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

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 -------------------------
                                                                                   2002            2001
                                                                                 ---------       ---------
                                                                                      (unaudited)

Operating activities
Net income (loss) .........................................................      $   7,110       $  (1,677)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depletion, depreciation, and amortization ...............................          8,559           7,563
  Deferred taxes ..........................................................          3,927           3,505
  Non-cash stock based compensation .......................................             --           9,587
  Non-cash cumulative accounting change ...................................             --             884
  Non-cash derivative fair value (gain) loss ..............................           (653)            102
  Other non-cash items ....................................................           (470)            480
  Loss on disposition of assets ...........................................            147              --
Changes in operating assets and liabilities:
  Accounts receivable .....................................................         (3,228)         (2,605)
  Other current assets ....................................................           (700)           (951)
  Other assets ............................................................          4,855           1,068
  Accounts payable and other current liabilities ..........................         (2,303)          1,631
                                                                                 ---------       ---------
Cash provided by operating  activities ....................................         17,244          19,587

Investing activities
  Proceeds from disposition of assets .....................................             35              --
  Purchases of other property and equipment ...............................           (323)           (101)
  Acquisition of oil and gas properties ...................................        (50,438)           (262)
  Development of oil and gas properties ...................................        (20,357)        (14,243)
                                                                                 ---------       ---------
Cash used by investing activities .........................................        (71,083)        (14,606)

Financing activities
  Proceeds from initial public offering ...................................             --          93,095
  Offering costs paid .....................................................             --          (1,625)
  Proceeds from long-term debt ............................................         76,000          33,000
  Payments on long-term debt ..............................................        (21,000)       (125,417)
  Payments on note payable ................................................         (1,107)         (4,685)
                                                                                 ---------       ---------
Cash provided (used) by financing activities ..............................         53,893          (5,632)

Increase (decrease) in cash and cash equivalents ..........................             54            (651)
Cash and cash equivalents, beginning of period ............................            115             876
                                                                                 ---------       ---------
Cash and cash equivalents, end of period ..................................      $     169       $     225
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

2. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements of Encore include all adjustments necessary to present fairly our financial position as of March 31, 2002 and results of operations and cash flows for the three months ended March 31, 2002 and 2001. All adjustments are of a recurring nature. These interim results are not necessarily indicative of results for an entire year. Certain amounts of prior periods have been reclassified in order to conform to the current period presentation.

    Certain disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these financial statements should be read in conjunction with Encore's 2001 consolidated financial statements and related notes thereto included in Encore's Annual Report filed on Form 10-K.

3. NEW ACCOUNTING STANDARDS

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which the Company will be required to adopt as of January 1, 2003. This statement requires us to record a liability in the period in which an asset retirement obligation ("ARO") is incurred, based upon the discounted estimated fair value of the obligation. Also, upon initial recognition of the liability, we must capitalize additional asset cost equal to the amount of the liability. In addition to any obligations that arise after the effective date of SFAS 143, upon initial adoption we must recognize (1) a liability for any existing AROs, (2) capitalized cost related to the liability, and (3) accumulated depletion, depreciation, and amortization on that capitalized cost. We are currently reviewing the provisions of the statement and assessing their impact on our financial statements. We do not currently know the effect, if any, the adoption of SFAS 143 will have on our financial statements.

4. INDEBTEDNESS

    The Company's overall debt has increased by $53.9 million since December 31, 2001. The Company closed the Central Permian acquisition for $50.1 million in January 2002. The remaining borrowings were used to fund ordinary operating and capital requirements under the 2002 budget.

5. EARNINGS (LOSS) PER SHARE (EPS)

    The following table reflects earnings (loss) per share data for the three months ended March 31 (in thousands, except per share data):

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                    2002            2001
                                                                                 ----------      ----------

NUMERATOR:
----------
Income (loss) before accounting change ....................................      $    7,110      $     (793)
                                                                                 ==========      ==========

Net income (loss) .........................................................      $    7,110      $   (1,677)
                                                                                 ==========      ==========

DENOMINATOR:
------------
Denominator for basic earnings per share --
  weighted average shares outstanding .....................................          30,030          24,707
Effect of dilutive securities:
  Dilutive options ........................................................              22              --
                                                                                 ----------      ----------
Denominator for diluted earnings per share ................................          30,052          24,707
                                                                                 ==========      ==========

Basic income (loss) per common share before accounting change .............      $     0.24      $    (0.03)
Cumulative effect of accounting change, net of tax ........................              --           (0.04)
                                                                                 ----------      ----------
Basic income (loss) per common share after accounting change ..............      $     0.24      $    (0.07)
                                                                                 ==========      ==========

Diluted income (loss) per common share before accounting change ...........      $     0.24      $    (0.03)
Cumulative effect of accounting change, net of tax ........................              --           (0.04)
                                                                                 ----------      ----------
Diluted income (loss) per common share after accounting change ............      $     0.24      $    (0.07)
                                                                                 ==========      ==========

    For the quarters ended March 31, 2002 and 2001, outstanding employee stock options of 500,000 and 602,000, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

6. DERIVATIVE FINANCIAL INSTRUMENTS

    During the quarter ended March 31, 2002, current derivative assets decreased $6.0 million and long term derivative assets decreased $0.2 million, while current derivative liabilities increased $4.0 million and long-term derivative liabilities increased $0.5 million. These changes were due primarily to an increase in the futures price of oil and natural gas. Also, during the quarter we recorded a $0.7 million derivative fair value gain, resulting primarily from a decrease in the market value of our 2,000 Bbls per day short oil put contracts.

    With the adoption of SFAS 133 on January 1, 2001, Encore began recording deferred hedging gains and losses as other comprehensive income. For the quarter ended March 31, 2002, we had a comprehensive loss of $0.7 million, while net income totaled $7.1 million. The difference between net income and comprehensive loss is due to a $7.8 million change in deferred hedging gain/loss in other comprehensive income. Due to an increase in the futures price of oil and natural gas, we went from a deferred hedging gain of $4.2 million, net of tax, at December 31, 2001 to a deferred hedging loss of $3.6 million, net of tax, at March 31, 2002.

    At December 31, 2001, we had $4.8 million in gross unrecognized gains in other comprehensive income related to the termination of hedging contracts with Enron that will be amortized into earnings during 2002 and 2003. The following table illustrates the current and future amortization of this amount to revenue (in thousands):

   PERIOD                                 OIL         GAS        TOTAL
   ------                               -------     -------     -------

Q1 2002 ...........................     $   705     $   399     $ 1,104
Q2 2002 ...........................         705         399       1,104
Q3 2002 ...........................         706         398       1,104
Q4 2002 ...........................         706         398       1,104
Q1 2003 ...........................         100           5         105
Q2 2003 ...........................         100           5         105
Q3 2003 ...........................         100           4         104
Q4 2003 ...........................         101           4         105
                                        -------     -------     -------
Total .............................     $ 3,223     $ 1,612     $ 4,835
                                        =======     =======     =======

    The following tables summarize our open commodity hedging positions as of March 31, 2002:

OIL HEDGES AT MARCH 31, 2002

                           DAILY         FLOOR        DAILY          CAP             DAILY           SWAP
                       FLOOR VOLUME      PRICE     CAP VOLUME       PRICE         SWAP VOLUME        PRICE
 PERIOD                    (Bbl)       (PER Bbl)      (Bbl)       (PER Bbl)          (Bbl)         (PER Bbl)
 ------                ------------    ---------   ----------     ---------       -----------      ---------

Jan -- June 2002           5,000        $ 23.14       2,500        $ 26.31           2,500          $ 18.43
July -- Dec 2002           4,000        $ 22.93       2,500        $ 26.31           2,000          $ 17.97
Jan -- Dec 2003            3,000        $ 19.17       3,000        $ 25.33             --           $    --

NATURAL GAS HEDGES AT MARCH 31, 2002

                           DAILY           FLOOR            DAILY             CAP          DAILY            SWAP
                       FLOOR VOLUME        PRICE         CAP VOLUME          PRICE      SWAP VOLUME         PRICE
 PERIOD                    (Mcf)         (PER Mcf)          (Mcf)          (PER Mcf)       (Mcf)          (PER Mcf)
 ------                ------------      ---------       ----------        ---------    -----------       ---------

2002                      5,000           $ 3.13           2,500            $ 8.05        5,000            $ 2.83
2003                      2,500           $ 3.00              --            $   --        2,500            $ 3.69

INTEREST RATE HEDGES AT MARCH 31, 2002

                                   FIXED
                               SWAP INTEREST             SWAP
 PERIOD                            RATE                NOTIONAL
 ------                        -------------           --------

2002                               5.48%             $ 60,000,000
2003                               5.48%             $ 60,000,000
2004                               5.48%             $ 60,000,000
2005                               5.48%             $ 60,000,000

    The actual gains or losses we realize from our hedge transactions may vary significantly from the amounts recorded in the March 31, 2002 balance sheet due to the fluctuation of prices in the commodity markets and/or fluctuations in the floating LIBOR interest rate.

    Additionally, as of March 31, 2002, we had short oil put contracts in place covering 2,000 Bbls per day at an average strike price of $19.25 which do not qualify for hedge accounting. Accordingly, these contracts are marked to market through earnings each period.

7. INCOME TAXES

    During the first quarter of 2002, Encore incurred $4.4 million in income tax expense. Of this, $3.9 million is deferred income tax expense and relates primarily to intangible drilling costs incurred during the quarter, which are deductible for income tax purposes, but have been capitalized as Properties and Equipment under generally accepted accounting principles. These amounts will be depleted and transferred to earnings over the production life of the wells.

    Primarily as a result of the net deferred hedge loss recorded in other comprehensive income during the first quarter of 2002, Encore has a deferred tax asset in the amount of $5.1 million at March 31, 2002; $4.4 million of which is current. The remaining $0.7 million has been netted with our deferred tax liability on the balance sheet.

8.  ACQUISITION

    On January 4, 2002, we completed the acquisition of interests in oil and natural gas properties in the Permian Basin for $50.1 million from Conoco. The two principal operated properties are the East Cowden Grayburg and Fuhrman Nix fields; the non-operated properties are primarily in the North Cowden and Yates fields. Production from the acquired properties averaged 1,638 BOE per day in the first quarter of 2002. Over 40 development wells have been identified, and the drilling program may be initiated in the second half of this year. The acquisition was funded by additional borrowings under the Company's existing credit agreement.

9.  SUBSEQUENT EVENTS

    On April 1, 2002, the Board of Directors of the Company upon recommendation by its Audit Committee, approved the engagement of Ernst & Young LLP as the Company's independent auditors for the fiscal year 2002, dismissing the firm of Arthur Andersen LLP. The determination to change independent auditors followed the Board of Director's decision to seek proposals from independent public accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.

    On April 18, 2002, the company agreed to acquire oil and natural gas properties in the Paradox Basin in Utah from a privately held oil and gas company. The purchase price for the Paradox Basin acquisition is $23.4 million, prior to closing adjustments. The Utah properties are the Ratherford Unit operated by Exxon Mobil and the Aneth Unit operated by ChevronTexaco. The working and net revenue interest in the Ratherford Unit is 19.3% and 16.8% respectively, and the working interest and the net revenue interest in the Aneth Unit are 12.0% and 10.3% respectively. Approximately 78% of the value of the acquisition is subject to preferential rights held by the Navajo Nation. The units produce from the Desert Creek zone at about 5,700 feet. The expected closing date is August 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This document contains forward-looking statements that involve risks and uncertainties that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors, including, but not limited to, those set forth under "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Encore's 2001 Annual Report filed on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document and Encore's 2001 Form 10-K.

RESULTS OF OPERATIONS

    The following table sets forth operating information of Encore for the periods presented.

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 --------------------------
                                                                                                                 INCREASE
                                                                                    2002           2001          (DECREASE)
                                                                                 ----------      ----------      ----------

Operating Results (in thousands):
Oil and natural gas revenues ..............................................      $   32,297      $   36,221      $   (3,924)
Direct lifting costs ......................................................           6,817           6,355             462
Production, ad valorem and severance taxes ................................           3,013           4,270          (1,257)

Daily production:
  Oil volumes (Bbls) ......................................................          15,674          13,236           2,438
  Natural gas volumes (Mcf) ...............................................          24,009          21,179           2,830
  Combined volumes (BOE) ..................................................          19,676          16,766           2,910

Average prices (net of hedging and net profits):
  Oil (per Bbl) ...........................................................      $    18.92      $    22.98      $    (4.06)
  Natural gas (per Mcf) ...................................................            2.60            4.64           (2.04)
  Combined volumes (per BOE) ..............................................           18.24           24.00           (5.76)

Average costs (per BOE):
  Direct lifting costs ....................................................      $     3.85      $     4.21      $    (0.36)
  Production, ad valorem and severance taxes ..............................            1.70            2.83           (1.13)
  G&A (excluding non-cash stock based compensation) .......................            0.84            0.84              --
  DD&A ....................................................................            4.83            5.01           (0.18)

COMPARISON OF QUARTER ENDED MARCH 31, 2002 TO QUARTER ENDED MARCH 31, 2001

    Set forth below is our comparison of operations during the first quarter of 2002 with the first quarter of 2001.

    REVENUES AND PRODUCTION. Oil and natural gas revenues of Encore for the first quarter of 2002 decreased as compared to 2001 by $3.9 million, from $36.2 million to $32.3 million. The following table illustrates the primary components of oil and natural gas revenue for the quarters ended March 31, 2002 and 2001, as well as each quarter's respective oil and natural gas volumes (in thousands except per unit amounts):

                                                    THREE MONTHS ENDED MARCH 31,
                                                  2002                        2001                       DIFFERENCE
                                        -----------------------       -----------------------      ------------------------
REVENUES:                                 Revenue        $/Unit         Revenue        $/Unit        Revenue         $/Unit
                                        ----------       ------       ----------       ------      ----------        ------

Oil wellhead ......................      $ 26,543       $  18.82       $ 31,768       $  26.67       $ (5,225)      $  (7.85)
Net profits oil ...................          (328)         (0.23)        (1,090)         (0.92)           762           0.69
Oil hedges ........................          (235)         (0.17)        (3,301)         (2.77)         3,066           2.60
Enron hedges ......................           706           0.50             --             --            706           0.50
                                         --------       --------       --------       --------       --------       --------
     Total Oil Revenues ...........      $ 26,686       $  18.92       $ 27,377       $  22.98       $   (691)      $  (4.06)
                                         ========       ========       ========       ========       ========       ========

Natural gas wellhead ..............      $  4,768       $   2.21       $ 12,410       $   6.51       $ (7,642)      $  (4.30)
Net profits gas ...................            (7)            --            (47)         (0.02)            40           0.02
Gas hedges ........................           452           0.21         (3,519)         (1.85)         3,971           2.06
Enron hedges ......................           398           0.18             --             --            398           0.18
                                         --------       --------       --------       --------       --------       --------
     Total Gas Revenues ...........      $  5,611       $   2.60       $  8,844       $   4.64       $ (3,233)      $  (2.04)
                                         ========       ========       ========       ========       ========       ========

                                                         NYMEX                         NYMEX                         NYMEX
OTHER DATA:                             Production       $/Unit        Production      $/Unit       Production       $/Unit
                                        ----------     ---------       ----------    ---------      ----------     ---------

Oil (Bbls) ........................         1,411      $   21.64          1,191      $   28.73            220      $   (7.09)
Gas (Mcf) .........................         2,161           2.49          1,906           6.30            255          (3.81)

    Although oil volumes increased, total oil revenue was down due to lower prices, offset by lower hedging and net profits payments. Oil volumes increased 220 MBbls due to the Company's successful development drilling program and the Central Permian acquisition completed this quarter. Wellhead oil revenues decreased $7.85 per Bbl primarily from a decrease in the overall market price for oil as reflected in the $7.09 per Bbl decrease in the average NYMEX price over the same period. The decrease in wellhead oil revenues was offset by a decrease in payments made for net profits and hedging, which decreased $0.8 million and $3.1 million, respectively. The decrease in net profits was primarily due to lower prices and higher capital expenditures in the first quarter of 2002. The Company's hedging activities are not a component of the expenses deducted in calculating net profits interest payments. The decrease in hedging payments is a direct result of the decrease in the average NYMEX price for oil.

     Natural gas revenues decreased by $3.2 million due to a decrease in the net sales price per Mcf, which was somewhat offset by a 255 MMcf increase in production and net hedging receipts in the first quarter of 2002 versus net hedging payments in the first quarter of 2001. The increase in volumes is due to increased production in the Cedar Creek Anticline and Crockett County properties due to successful development drilling. Wellhead price received decreased $4.30 per Mcf, consistent with the average NYMEX price decrease of $3.81 per Mcf for the three months ended March 31, 2001 to the three months ended March 31, 2002, while hedging payments decreased $2.06 per Mcf due to lower natural gas prices.

    DIRECT LIFTING COSTS. Direct lifting costs of Encore for the first quarter of 2002 increased as compared to the first quarter of 2001 by $0.5 million. The increase in direct lifting costs is primarily attributable to increased production in 2002 offset by a decrease in per BOE costs. On a per BOE basis, direct lifting costs decreased from $4.21 to $3.85, primarily as a result of the company deferring a portion of first quarter scheduled maintenance until the second quarter. As a result, second quarter 2001 direct lifting costs will rise from the first quarter and move direct lifting costs for the year more in line with our 2002 expected amount of $4.25 per BOE.

    PRODUCTION, AD VALOREM AND SEVERANCE TAXES. Production, ad valorem and severance taxes for the first quarter of 2002 decreased as compared to the first quarter of 2001 by approximately $1.3 million, from $4.3 million to $3.0 million. The decrease in production, ad valorem and severance taxes was a result of the substantially lower prices as compared to the first quarter of 2001. The decrease was partially offset by increased taxes as a result of the Central Permian acquisition. As a percent of oil and natural gas revenues (excluding the effects of hedges), production, ad valorem and severance taxes remained fairly constant, down to 9.7% from 9.9%.

    DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense for the first quarter of 2002 increased by $1.0 million, reflecting the increase in our asset base resulting from the Central Permian acquisition and development drilling and the corresponding increase in production. The average DD&A rate of $4.83 per BOE of production during the first quarter of 2002 represents a decrease of $0.18 per BOE from the $5.01 per BOE recorded in the first quarter of 2001. The decrease was attributable to normal production declines in the Lodgepole properties, which have relatively high DD&A rates as compared to our other producing properties.

    GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased $0.2 million for the first quarter of 2002 as compared to the first quarter of 2001, from $1.3 million to $1.5 million (excluding non-cash stock based $9.6 million in the first quarter of 2001). The increase in G&A was a result of the hiring of additional staff after the Central Permian acquisition to analyze and exploit our drilling inventory and evaluate potential future acquisitions. On a per BOE basis, G&A remained constant at $0.84 from the first quarter of 2001.

    NON-CASH STOCK BASED COMPENSATION EXPENSE. Non-cash stock based compensation expense decreased from $9.6 million in the first quarter of 2001 to zero in the first quarter of 2002. This stock based compensation is associated with the purchase by our management stockholders of Class A common stock under our management stock plan adopted in August 1998. This amount represents the vested portion of the shares purchased and is recorded as compensation, calculated in accordance with variable plan accounting under APB 25. The amount recorded in the first quarter of 2001 represented the final amount of expense to be recorded related to the Class A stock.

    INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2002 was $1.5 million compared to $2.5 million for the quarter ended March 31, 2001. The decrease in interest expense is directly attributable to lower interest rates. The weighted average interest rate, net of hedges, for the first quarter of 2002 was 4.7% compared to 7.1% for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Principal uses of capital have been for the acquisition and development of oil and natural gas properties.

    During the quarter ended March 31, 2002, net cash provided by operations was $17.2 million, a decrease of $2.3 million compared to the quarter ended March 31, 2001. This decrease is a result of lower oil and natural gas prices.

    We anticipate that our capital expenditures will total approximately $22.0 million for the second quarter of 2002. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. We plan to finance our ongoing development and acquisition expenditures using internally generated cash flow, available cash and our existing credit agreement. As previously announced, Encore plans to invest $81.0 million in capital expenditures in 2002.

    At March 31, 2002, Encore had total assets of $461.0 million. Total capitalization was $401.6 million, of which 66.9% was represented by stockholders' equity and 33.1% by debt under the Company's existing senior credit facility.

    Encore's operating subsidiary currently maintains a credit agreement with a group of banks that matures in May 2004. Encore has guaranteed the subsidiary's obligations under the credit agreement and has pledged the stock and other equity interests of its subsidiaries to secure the guaranty. Borrowings under the credit agreement totaled $133.0 million as of March 31, 2002. The borrowing base, as established in the credit agreement, was $180.0 million as of March 31, 2002. During the first quarter of 2002, the weighted average interest rate under the facility, net of hedges, was 4.7%. The remaining borrowing base available under the credit agreement at March 31, 2002, was $47.0 million. Encore pays certain fees based on the unused portion of the borrowing base. The credit agreement contains a number of negative and financial covenants. Encore was in compliance with the covenants as of March 31, 2002.

    In March 2000, the Company issued a $35.2 million note payable to Burlington Resources in connection with the Lodgepole acquisition in North Dakota. The note required monthly principal payments over the 22 month period ending January 31, 2002. The note bore monthly compounded interest at the rate of 4% per annum on the outstanding principal plus accrued interest. The final principal payment of $1.1 million along with accrued interest of $1.3 million was paid on January 31, 2002.

    The Company believes that its capital resources are adequate to meet the requirements of its business. Based on our anticipated capital investment programs, we expect to invest our internally generated cash flow to replace production and enhance our waterflood programs. Additional capital may be required to pursue acquisitions and longer-term capital projects, such as our proposed high pressure air injection tertiary recovery project in the Cedar Creek Anticline, to increase our reserve base. Substantially all of these expenditures are discretionary and will be undertaken only if funds are available and the projected rates of return are satisfactory. Future cash flows are subject to a number of variables including the level of oil and natural gas production and prices. Operations and other capital resources may not provide cash in sufficient amounts to maintain planned levels of capital expenditures.

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

    The following table indicates the average oil and natural gas prices received for the quarter ended March 31, 2002 and 2001. Average equivalent prices for 2002 and 2001 were increased by $0.75 and decreased by $4.52 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas production is converted to oil equivalents at the conversion rate of six Mcf per Bbl. Average prices shown in the following table are net of net profits interests.

                                                               OIL     NATURAL GAS   EQUIV. OIL
                                                            (PER Bbl)   (PER Mcf)     (PER BOE)
                                                            ---------  -----------   ----------

NET PRICE REALIZATION WITH HEDGES
Quarter ended March 31, 2002 ..........................      $ 18.92      $  2.60      $ 18.24
Quarter ended March 31, 2001 ..........................        22.98         4.64        24.00

AVERAGE WELLHEAD PRICE
Quarter ended March 31, 2002 ..........................      $ 18.59      $  2.21      $ 17.49
Quarter ended March 31, 2001 ..........................        25.75         6.49        28.52

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Encore's 2001 Annual Report filed on Form 10-K is incorporated herein by reference. Such information includes a description of Encore's potential exposure to market risks, including commodity price risk and interest rate risk. Encore's open commodity positions as of March 31, 2001 are presented in Note 6 to the accompanying financial statements. The fair value of our open commodity and interest rate hedges is ($8.1) million as of March 31, 2002.

    Subsequent to the first quarter of 2002, we entered into several additional oil hedges. The following table summarizes the additional commodity hedging positions entered into through May 3, 2002:

                              DAILY            FLOOR             DAILY            CAP            DAILY            SWAP
                          FLOOR VOLUME         PRICE          CAP VOLUME         PRICE        SWAP VOLUME         PRICE
 PERIOD                       (Bbl)          (PER Bbl)           (Bbl)         (PER Bbl)         (Bbl)          (PER Bbl)
 ------                   ------------       ---------        ----------       ---------      -----------       ---------

July -- Dec 2002              2,500           $ 23.00            1,500          $ 29.85          1,000           $ 24.50
Jan -- June 2003              1,000           $ 22.50            1,000          $ 26.33          1,000           $ 24.50
July -- Dec 2003              1,000           $ 22.50            1,000          $ 26.33             --           $    --

    Additionally, we entered into an interest rate swap effective April 3, 2002 through April 3, 2007 with a $30 million notional, whereby we pay a 5.26% fixed rate and receive the floating LIBOR rate.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         None.

Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENCORE ACQUISITION COMPANY


Date: May 3, 2002              By:       /s/ Morris B. Smith
                                  --------------------------------------------
                               Morris B. Smith
                               Chief Financial Officer, Treasurer, Executive
                               Vice President and Principal Financial Officer


Date: May 3, 2002              By:       /s/ Robert C. Reeves
                                  --------------------------------------------
                               Robert C. Reeves
                               Vice President, Controller and Principal
                               Accounting Officer