Form 10-K/A
period 2001-12-31
ENCORE ACQUISITION CO
filed 2002-12-05
CIK 1125057

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ENCORE ACQUISITION COMPANY
                        2001 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                      PART I
Items 1 and 2.  Business and Properties.....................................    2
Item 3.         Legal Proceedings...........................................   13
Item 4.         Submission of Matters to a Vote of Security Holders.........   13

                                     PART II
Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................   14
Item 6.         Selected Financial Data.....................................   15
Item 7.         Management's Discussion and Analysis of Financial Condition
                and
                Results of Operations.......................................   16
Item 7A.        Quantitative and Qualitative Disclosures about Market
                Risk........................................................   27
Item 8.         Financial Statements and Supplementary Data.................   32
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and
                Financial Disclosure........................................   57

                                     PART III
Item 10.        Directors and Executive Officers of the Registrant..........   58
Item 11.        Executive Compensation......................................   58
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management..................................................   58
Item 13.        Certain Relationships and Related Transactions..............   58

                                     PART IV
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.........................................................   58

     This Amendment No. 1 on Form 10-K/A amends Items 1 and 2, Item 6, Item 7, and the unaudited supplemental information of Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed by the Company on March 17, 2002, and is being filed to revise production and reserve disclosures by reducing volumes by amounts attributable to the financial net profits interests burdening the Company's Cedar Creek Anticline properties, to reclass a portion of proved developed reserves to proved undeveloped reserves associated with projected future response from waterfloods at the Company's Cedar Creek Anticline properties, to add certain enhanced disclosures relative to Management's Discussion and Analysis of Other Operating Expense for 2001, to clarify the basis of presentation for certain pro forma amounts in Management's Discussion and Analysis of operating results of the Company during 2000 and to revise certain selected quarterly financial data disclosures in Item 8.

     Parts I and II of this annual report on Form 10-K (the "Report") contain forward-looking statements that involve risks and uncertainties that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of various factors that could materially affect the ability of Encore Acquisition Company to achieve the anticipated results described in the forward looking statements. Certain terms commonly used in the oil and natural gas industry and in this Report are defined at the end of Item 7A, beginning on page 26, under the caption "Glossary of Oil and Natural Gas Terms." In addition, all production and reserve volumes disclosed represent amounts net to Encore.

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

     Since inception, the Company has maintained an acquisition process, refined by senior management, to seek and acquire high quality assets with potential for upside through low-risk development drilling projects.

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

     The Cedar Creek Anticline ("CCA"), in the Williston Basin of Montana and North Dakota, represents 89% of our total proved reserves as of December 31, 2001. The CCA represents the Company's most valuable asset today and in the foreseeable future. A large portion of the Company's future success revolves around future exploitation and production from the property.

     The Company strives to acquire long-lived quality assets with upside from low-risk development drilling opportunities. In 2001, all of our reserve growth was achieved organically by the drill bit by harvesting a portion of the Company's extensive inventory of drilling projects. In 2001, we drilled 108 gross operated wells and participated in drilling another 35 gross non-operated wells for a total of 143 gross wells for the year. On a net basis, the Company drilled 95 net operated wells and participated in 12 non-operated wells for a total of 107 net wells in 2001. We invested $87.2 million to drill and complete the 107 net wells for 2001 or approximately $815,000 net per well. The drilling program added 21.6 million BOE for 2001 at an average cost of $4.04 per BOE.

     The Company's estimated proved reserves at December 31, 2001 were 91.4 MMBls of oil and 75.7 Bcf of natural gas, or 104.0 MMBOE. The proved developed reserves were 83.3 million BOE, or 80% of total proved reserves at December 31, 2001. Our Reserve-to-Production ratio averaged 16.6 years based upon December 31, 2001 proved reserves and the prior 12 months' production. Prevailing prices as of December 31, 2001 were $19.84 per Bbl of oil and $2.57 per Mcf of natural gas. Proved oil and natural gas reserve quantities are based on estimates prepared by Miller and Lents, Ltd., who are independent petroleum engineers.

     Production from our properties averaged 13,521 Bbls/D of oil and 22,132 Mcf/D of natural gas, or 17,208 BOE/D, for the 2001 fiscal year. The direct lifting costs for our properties averaged $4.00 per BOE for the year. Production, severance, and ad valorem taxes were $2.20 per BOE.

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

     Development of Existing Properties. Our properties generally have long reserve lives and reasonably stable and predictable reservoir production characteristics. The R/P Index for our proved reserves at December 31, 2001 was
16.6 years based on the prior 12 months' production. However, the R/P Index for our proved reserves at December 31, 2001 for our Cedar Creek Anticline properties, which represented 89% of our total proved reserves, was 22.5 years based on the prior 12 months' production at December 31, 2001. Our Cedar Creek Anticline properties, which produce mainly from tight porous dolomites drilled on 40 to 80 acre spacing intervals, have longer reserve lives than our other properties because the low permeability level encountered in the CCA with those producing intervals requires a longer time to produce the reserves in place, resulting in a lower production decline rate.

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

     Efficient Operations. We operate properties representing 86% of the PV-10 value of our proved reserves, which allows us to control capital allocation and expenses. For the year ended December 31, 2001, our lease operating expenses consisted of direct lifting costs of $4.00 per BOE produced and production, ad valorem, and severance tax payments of $2.20 per BOE produced. Our general and administrative costs, excluding non-cash stock based compensation expense, averaged $0.80 per BOE produced in 2001.

     Continued Successful Acquisition Program. The Company, using the experience of our senior management team, has developed and refined an acquisition program designed to increase our reserves and to complement our core properties. We have a staff of engineering and geoscience professionals who manage our core properties and use their experience and expertise to target attractive acquisition opportunities. Following an acquisition, our technical professionals seek to enhance the value of the new assets through a proven development and exploitation program. Through December 31, 2001, the Company has completed five acquisitions, at a total initial acquisition cost of $301 million, representing 86.1 MMBOE of proved reserves. In addition, in the fourth quarter of 2001, we entered into a purchase agreement with Conoco to acquire several operated and non-operated properties in the Permian Basin of Texas for $55 million. The acquisition closed in January 2002 with a final purchase price of $50 million after closing adjustments and exercise of preferential rights.

     Challenges to Implementing Our Strategy. We face a number of challenges in implementing our strategy and achieving our goals. Our primary challenge is the ability to acquire quality producing properties with attractive rates of return, especially in a changing commodity price environment. In addition, we face strong competition for capital, expenses, and acquisitions from independents and major oil companies.

BUSINESS ACTIVITIES

     The following table sets forth the net production, proved reserves quantities, and PV-10 values of our principal properties as of December 31, 2001:

                  PROPERTIES -- PRINCIPAL AREAS OF OPERATIONS

                                                                  PROVED RESERVE QUANTITIES AT            PV-10 AT
                             NET PRODUCTION FOR THE YEAR 2001           DECEMBER 31, 2001            DECEMBER 31, 2001
                           ------------------------------------   -----------------------------   ------------------------
                                     NATURAL                                 NATURAL
                             OIL       GAS     TOTAL                OIL        GAS      TOTAL       AMOUNT(1)
                           (MBBLS)   (MMCF)    (MBOE)   PERCENT   (MBBLS)    (MMCF)     (MBOE)    (IN THOUSANDS)   PERCENT
                           -------   -------   ------   -------   --------   -------   --------   --------------   -------
Cedar Creek Anticline....   3,944       969    4,105       65%     89,313    18,960     92,472       $282,744         78%
Crockett County..........      20     4,011      689       11         103    38,824      6,574         41,379         11
Lodgepole................     778       449      853       14       1,277       628      1,382         17,319          5
Indian Basin/Verden......      53     2,649      494        8         153    17,275      3,032         17,047          5
Bell Creek...............     140        --      140        2         523        --        523          1,873          1
                            -----     -----    -----      ---     -------    ------    -------       --------        ---
  Total..................   4,935     8,078    6,281      100%     91,369    75,687    103,983       $360,362        100%
                            =====     =====    =====      ===     =======    ======    =======       ========        ===

---------------

(1) The pretax present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Giving effect to hedging transactions based on prices current at such dates, our PV-10 value would have been increased by $3.8 million at December 31, 2001. The Standardized Measure at December 31, 2001 is $284.3 million. Standardized Measure differs from PV-10 because Standardized Measure includes the effect of future income taxes.

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

PROVED RESERVES

     The following table sets forth estimated period-end proved reserves for the periods indicated as estimated by Miller and Lents, Ltd., independent petroleum engineers (in thousands, except per unit amounts):

                                                                  HISTORICAL
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2001           2000           1999
                                                  ------------   ------------   ------------
Oil (Bbls)
  Developed.....................................      71,639         66,363         59,134
  Undeveloped...................................      19,730         12,547         10,165
                                                    --------       --------       --------
          Total.................................      91,369         78,910         69,299
                                                    ========       ========       ========
Natural Gas (Mcf)
  Developed.....................................      69,941         66,337          8,896
  Undeveloped...................................       5,746          6,633          2,044
                                                    --------       --------       --------
          Total.................................      75,687         72,970         10,940
                                                    ========       ========       ========
Total (BOE)(1)..................................     103,983         91,072         71,122
                                                    ========       ========       ========
PV-10(2)
  Developed.....................................    $299,383       $630,429       $287,439
  Undeveloped...................................      60,979         75,928         35,813
                                                    --------       --------       --------
          Total.................................    $360,362       $706,357       $323,252
                                                    ========       ========       ========
Standardized Measure(3).........................    $284,309       $599,276       $272,955
Reserve price assumptions
  Oil ($/Bbl)...................................    $  19.84       $  26.80       $  25.60
  Natural gas ($/Mcf)...........................        2.57           9.77           2.31

---------------

(1) Volumetric reserves attributed to the net profits interests in our Cedar Creek Anticline properties were 11,062 BOE, 11,730 BOE and 10,178 BOE, respectively, at December 31, 2001, 2000 and 1999. See "-- Net Profits Interests" on page 10. The volumes attributed to the NPIs, which reduce our reserves on a BOE for BOE basis, will fluctuate from period to period based on commodity prices and the level of planned development expenditures.

(2) The pretax present value of estimated future revenues to be generated from the production of proved reserves; net of estimated production and future development costs; using prices and costs as of the date of estimation without future escalation; without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service, and depletion, depreciation, and amortization; and discounted using an annual discount rate of 10%. Giving effect to hedging transactions based on prices current at such dates, our PV-10 value would have been $364.4 million at December 31, 2001, $689.6 million at December 31, 2000, and $318.3 million at December 31, 1999.

(3) Future cash inflows from proved oil and natural gas reserves, less future development and production costs and future income tax expenses discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure differs from PV-10 because Standardized Measure includes the effect of future income taxes.

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

PRODUCTION AND PRICE HISTORY

     The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for each of the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                              2001     2000    1999(1)
                                                             ------   ------   -------
PRODUCTION DATA:
  Oil (MBbls)..............................................   4,935    3,961    1,796
  Natural gas (MMcf).......................................   8,078    4,303      180
  Combined volumes (MBOE)..................................   6,281    4,678    1,826
AVERAGE PRICES:
  Oil (per Bbl)............................................  $21.43   $23.34   $16.96
  Natural gas (per Mcf)....................................    3.73     3.84     4.50
  Combined volumes (per BOE)...............................   21.64    23.29    17.12
AVERAGE COSTS (PER BOE):
  Lease Operating Expenses:
     Direct lifting costs..................................  $ 4.00   $ 3.99   $ 4.60
     Production, ad valorem, and severance taxes...........    2.20     3.24     2.97
  Depletion, depreciation, and amortization................    5.05     4.72     2.89
  General and administrative (excluding non-cash stock
     based compensation)...................................    0.80     0.93     2.22

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

CEDAR CREEK ANTICLINE HIGH-PRESSURE AIR INJECTION PILOT PROGRAM

     In addition to the conventional development operations planned for 2002, design and fabrication of compressors and facilities is underway for implementation of Phase I of the High-Pressure Air Injection program ("HPAI program") in the Pennel Unit on the Cedar Creek Anticline properties. As the name suggests, High-Pressure Air Injection involves utilizing specialized compressors to inject air into previously produced oil and natural gas formations in order to displace remaining resident hydrocarbons and force them under pressure to a common lifting point for production. The capital outlay for the initial two projects is approximately $5.0 million. The new compressors for the HPAI program will be in place and operational by summer 2002 and an initial indication of success should occur by the end of the first quarter of 2003. Peak response will not occur until much later in the future.

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

 NET PROFITS INTERESTS

     A major portion of our acreage in the CCA is subject to net profits interests ("NPI") ranging from 1% to 50%. The holders of these net profits interests are entitled to receive a fixed percentage of the cash flow remaining after specified costs have been deducted from revenues. The net profits calculations are contractually defined, but in general, net profits are determined after considering operating expense, overhead expense, interest expense, and drilling costs. The amounts of reserves and production calculated to be attributable to these net profits interests are deducted from our reserves and production data, and our revenues are reported net of NPI payments. The reserves and production that are attributed to the NPIs are calculated by dividing estimated future NPI payments (in the case of reserves) or prior period actual NPI payments (in the case of production) by the commodity prices current at the determination date. Fluctuations in commodity prices and the levels of development activities in the CCA from period to period will impact the reserves and production attributed to the NPIs and will have an inverse effect on our reported reserves and production.

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

     Since taking over operations, along with subsequent additional acquired interests, the Company has increased production 58% on the CCA from 7,807 BOE per day (average June, 1999) to 12,299 BOE per day (average 4Q 2001). We have accomplished this ongoing production growth through a combination of additional acquisition of interests, detailed attention to the existing wellbores, the addition of strategically positioned new wellbores, and the highly successful application of horizontal re-entry drilling. In 2001, we drilled 102 gross wells on the CCA, representing $73.0 million of cost. Of these, 60 were horizontal re-entry wells which both reestablished production from non-producing wells, and added additional barrels from existing producing wells. The average daily production from the CCA was 11,247 BOE per day for 2001.

     Our outlook for sustained production growth on the CCA remains strong. The Company plans to continue the development of the reserve base through currently identified opportunities and those that result from the knowledge gained through continued study and the drilling and exploitation efforts ongoing on these properties.

     The CCA represents 89% of our total proved reserves as of December 31, 2001. The CCA represents the Company's most valuable asset today and in the foreseeable future. A large portion of the Company's future success revolves around future exploitation and production from the property.

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

     Our properties are subject, in one degree or another, to one or more of the following:

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

     We believe that the burdens and obligations affecting our properties do not in the aggregate materially interfere with the use of the properties. As indicated under "Net Profits Interests" above, a major portion of the Company's acreage position in the Cedar Creek Anticline, our primary asset, is subject to a net profits interests.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data since inception should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" (in thousands except per share and per unit data):

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                  (APRIL 22, 1998)
                                                 YEAR ENDED DECEMBER 31,               THROUGH
                                          -------------------------------------     DECEMBER 31,
                                            2001          2000          1999            1998
                                          --------      --------      ---------   -----------------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues(1):
  Oil..................................   $105,768      $ 92,441      $  30,454        $    --
  Natural gas..........................     30,149        16,509            810             --
                                          --------      --------      ---------        -------
Total revenues.........................   $135,917      $108,950      $  31,264        $    --
                                          ========      ========      =========        =======
Net income (loss)......................   $ 16,179(2)   $ (2,135)(3)  $   3,005        $(1,010)
                                          ========      ========      =========        =======
Net income (loss) per common share:
  Basic................................   $   0.56      $  (0.09)     $    0.13        $ (0.08)
  Diluted..............................       0.56         (0.09)          0.13          (0.08)
Weighted average number of common
  shares outstanding:
  Basic................................     28,718        22,806         22,687         12,002
  Diluted..............................     28,723        22,806         22,687         12,002
CONSOLIDATED STATEMENT OF CASH FLOWS
  DATA:
Cash provided by (used by):
  Operating activities.................   $ 80,212      $ 44,508      $   9,759        $  (949)
  Investing activities.................    (89,583)      (99,236)      (201,701)          (289)
  Financing activities.................      8,610        49,107        194,972          4,705
PRODUCTION:
  Oil (Bbls)...........................      4.935         3,961          1,796             --
  Natural gas (Mcf)....................      8,078         4,303            180             --
  Combined (BOE).......................      6,281         4,678          1,826             --
AVERAGE SALES PRICE:
  Oil ($/Bbl)..........................   $  21.43      $  23.34      $   16.96        $    --
  Natural gas ($/Mcf)..................       3.73          3.84           4.50             --
  Combined ($/BOE).....................      21.64         23.29          17.12             --
COSTS PER BOE:
  Direct lifting costs.................   $   4.00      $   3.99      $    4.60        $    --
  Production and severance taxes.......       2.20          3.24           2.97             --
  General and administrative (excluding
     non-cash stock based
     compensation).....................       0.80          0.93           2.22             --
  Depletion, depreciation, and
     amortization......................       5.05          4.72           2.89             --
RESERVES:
  Oil (Bbls)...........................     91,369        78,910         69,299             --
  Natural gas (Mcf)....................     75,687        72,970         10,940             --
  Combined (BOE).......................    103,983        91,072         71,122             --

                                                                  AT DECEMBER 31,
                                                     -----------------------------------------
                                                       2001        2000        1999      1998
                                                     --------    --------    --------   ------
CONSOLIDATED BALANCE SHEET DATA:
Total assets.......................................  $402,000    $343,756    $215,571   $3,751
                                                     ========    ========    ========   ======
  Current liabilities..............................  $ 27,441    $ 41,532    $ 12,640   $   56
  Other long-term liabilities......................    27,257       8,806       1,259       --
  Long-term debt...................................    78,000     145,607      99,250       --
  Stockholders' equity.............................   269,302     147,811     102,422    3,695
                                                     --------    --------    --------   ------
Total liabilities and equity.......................  $402,000    $343,756    $215,571   $3,751
                                                     ========    ========    ========   ======

---------------

(1) For the years ended December 31, 2001, 2000, and 1999, the Company reduced revenue for the payments to holders of the net profits interests by $2.8 million, $11.5 million, and $4.4 million, respectively.

(2) Net income for the year ended December 31, 2001 includes $9.6 million of non-cash compensation expense, $4.3 million of bad debt expense, $1.6 million of impairment of oil and gas properties, and a $0.9 million cumulative effect of accounting change, which affects its comparability with other periods presented.

(3) Net income for the year ended December 31, 2000 includes $26.0 million of non-cash compensation expense, which affects its comparability with other periods presented.

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

 NET PROFITS INTERESTS

     A major portion of our acreage in the CCA is subject to net profits interests ("NPI") ranging from 1% to 50%. The holders of these net profits interests are entitled to receive a fixed percentage of the cash flow remaining after specified costs have been deducted from revenues. The net profits calculations are contractually defined, but in general, net profits are determined after considering operating expense, overhead expense, interest expense, and drilling costs. The amounts of reserves and production calculated to be attributable to these net profits interests are deducted from our reserves and production data, and our revenues are reported net of NPI payments. The reserves and production that are attributed to the NPIs are calculated by dividing estimated future NPI payments (in the case of reserves) or prior period actual NPI payments (in the case of production) by the commodity prices current at the determination date. Fluctuations in commodity prices and the levels of development activities in the CCA from period to period will impact the reserves and production attributed to the NPIs and will have an inverse effect on our reported reserves and production.

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

     Revenues and Production. For the year ended December 31, 2001, revenues increased $27.0 million. The following table illustrates the primary components of oil and natural gas revenue for the years ended December 31, 2001 and 2000, as well as each year's respective oil and natural gas volumes (in thousands except per unit amounts):

                                         YEAR ENDED DECEMBER 31,
                                -----------------------------------------
                                       2001                  2000               DIFFERENCE
                                -------------------   -------------------   -------------------
REVENUES:                        REVENUE     $/UNIT    REVENUE     $/UNIT    REVENUE     $/BBL
---------                       ----------   ------   ----------   ------   ----------   ------
Oil wellhead..................   $114,723    $23.25    $112,300    $28.35    $ 2,423     $(5.10)
Oil hedges....................     (8,955)   (1.82)     (19,859)   (5.01)     10,904       3.19
                                 --------    ------    --------    ------    -------     ------
          Total Oil
            Revenues..........   $105,768    $21.43    $ 92,441    $23.34    $13,327     $(1.91)
                                 ========    ======    ========    ======    =======     ======
Natural gas wellhead..........   $ 34,014    $4.21     $ 19,687    $4.58     $14,327     $(0.37)
Natural gas hedges............     (3,865)   (0.48)      (3,178)   (0.74)       (687)      0.26
                                 --------    ------    --------    ------    -------     ------
          Total Gas
            Revenues..........   $ 30,149    $3.73     $ 16,509    $3.84     $13,640     $(0.11)
                                 ========    ======    ========    ======    =======     ======

                                             NYMEX                 NYMEX                 NYMEX
OTHER DATA:                     PRODUCTION   $/UNIT   PRODUCTION   $/UNIT   PRODUCTION   $/UNIT
-----------                     ----------   ------   ----------   ------   ----------   ------
Oil (Bbls)....................      4,935    $25.92       3,961    $30.13        974     $(4.21)
Natural gas (Mcf).............      8,078     4.06        4,303     3.60       3,775       0.46
Combined (BOE)................      6,281                 4,678                1,603

     Oil revenues increased $13.3 million from 2000 to 2001. As illustrated above, this was due to an increase in oil volumes offset by a decrease in net price per barrel. Oil volumes increased 974 MBbls from 2000 to 2001 due to a full year of production from the acquisitions completed during 2000, as well as increased production from the Company's successful development drilling program. This increase in production added $2.4 million in wellhead revenue despite a decrease of $5.10 per barrel in the wellhead price received. The decrease in wellhead price resulted primarily from a decrease in the overall market price for oil in 2001 as reflected in the $4.21 per Bbl decrease in the average NYMEX price from 2000 to 2001. Oil revenues were reduced by $2.7 million and $11.2 million in 2001 and 2000, respectively, for the net profits interests payments held by others in the CCA. The decrease in net profits interests payments in 2001 was due to increased capital activity, which reduces the net profits interests payments. The decrease in wellhead oil revenues was offset by a decrease in payments made for hedging, which decreased $10.9 million. The Company's hedging activities are not a component of the expenses deducted in calculating net profits interest payments. The decrease in hedging payments is a direct result of the decrease in the average NYMEX price for oil.

     Natural gas revenues increased from 2000 to 2001 by $13.6 million due to a 3,775 MMcf increase in production, while net price received decreased by $0.11. The increase in volumes is due to a full year of production for the acquisitions completed in 2000, as well as increased production in the CCA and Crockett County properties due to successful development drilling. Wellhead price received decreased $0.37 per Mcf, while the average NYMEX price increased $0.46 per Mcf. This is the result of higher prices received in relation to NYMEX for natural gas in the CCA versus the price discount received in the Indian Basin/Verden areas. Hedging payments decreased $0.26 per Mcf due to different hedges being in effect during 2001 than 2000.

     For 2002 the increased production related to our anticipated $81 million capital drilling program and the Permian Basin acquisition, which together we forecast to add an average of 2,542 BOE per day for the year.

This should help counteract the sharp decline curve we expect on our Lodgepole property. Unless changes are made to our planned drilling activities, another acquisition is made, or Lodgepole performs differently than expected, production should average approximately 19,750 BOE/D for 2002.

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

     Direct lifting costs. Direct lifting costs of the Company for the year ended December 31, 2001 increased as compared to 2000 by $6.5 million. The increase in direct lifting costs resulted from the increase in volumes related to the full year effect of our 2000 acquisitions and our successful drilling program, as well as an increase in direct lifting costs per BOE. See
"-- Revenues and Production". On a per BOE basis, direct lifting costs increased from $3.99 in 2000 to $4.00 in 2001 due to higher workover and contract labor costs in the CCA resulting from to the relatively harsh winter and the increased cost for services. Additionally, the Company incurred $1.0 million related to workovers in Bell Creek, which was acquired in December 2000.

     For 2002 we anticipate an increase in total direct lifting costs, as well as on a per BOE basis. The overall increase in total is directly related to our Permian Basin acquisition, which closed on January 4, 2002, as well as an increase in insurance rates on our wells caused by industry wide insurance losses sustained in 2001. On a per BOE basis, we anticipate higher direct lifting costs primarily from higher per BOE costs associated with our Permian Basin acquisition. We have projected total direct lifting costs of approximately $30.5 million or $4.16 per BOE for 2002.

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

     Depletion, depreciation, and amortization ("DD&A") expense. DD&A expense increased by approximately $9.6 million from 2000 to 2001. This increase was due to a 1.6 MMBOE increase in production volumes, as well as an increase in the DD&A rate per BOE. See "-- Revenues and Production". The average DD&A rate increased from $4.72 per BOE of production during 2000 to $5.05 per BOE in 2001. The increase in volumes caused a $6.4 million increase in related DD&A expense, while the increased DD&A rate caused a $3.2 million increase. The higher rate in 2001 is attributable to higher per BOE acquisition costs associated with the Crockett County, Lodgepole, Indian Basin/Verden, and Bell Creek acquisitions completed in 2000 as compared to the original rate associated with the Cedar Creek Anticline.

     We anticipate the total DD&A expense in 2002 to increase due to increased production resulting from the $50 million Permian Basin acquisition and our planned 2002 capital expenditures of $81 million. Assuming capital expenditures that do not differ significantly from our budgeted amount, our DD&A rate for 2002 should approximate $4.85 per BOE. This decrease from 2001 primarily reflects a decrease in anticipated production from some of our higher per BOE rate properties. This rate could vary significantly based on actual capital expenditures, production rates, and any acquisition that closes in 2002. Additionally, changes in the market price for oil and natural gas could affect the level of our reserves. As the level of reserves change, the DD&A rate is inversely affected.

     General and administrative ("G&A") expense. G&A expense increased $0.7 million from 2000 to 2001 (excluding non-cash stock based compensation of $9.6 million and $26.0 million in 2001 and 2000, respectively). The increase in G&A resulted from the additional staff and lease space necessary for the Crockett County, Lodgepole, Indian Basin/Verden, and Bell Creek acquisitions completed in 2000. During 2001, the Company leased an additional floor at the corporate headquarters and incurred additional costs related to being a publicly traded company. On a per BOE basis, G&A expense fell to $0.80 during 2001 from $0.93 during 2000. This reduction resulted as fixed costs were spread over a greater amount of production in 2001 as compared to 2000.

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
                                                             ======   ======   ======

     Impairment of Oil and Gas Properties. Throughout 2001, futures prices for oil and natural gas continued to decline from their December 31, 2000 levels. The SEC price case used for our 2000 reserve estimate was $26.80 per Bbl and $9.77 per Mcf dropping to $19.84 per Bbl and $2.57 per Mcf for the 2001 estimate. Although the SEC price case does not necessarily coincide with management's estimates of future prices, this indicated the need to assess our oil and natural gas properties for any possible impairment. Thus, we compared the undiscounted future cash flows for each of our oil and natural gas properties to their net book value, which indicated the need for an impairment charge on our Bell Creek properties. We then compared the net book value of the Bell Creek properties to their estimated fair value, which resulted in a write-down of the value of proved oil and gas properties of $2.6 million. Fair value was determined using estimates of future production volumes and estimates of future prices we might receive for these volumes discounted back to a present value using a rate commensurate with the risks inherent in the industry.

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

     Revenues. Oil and natural gas revenues of the Company for 2000 increased as compared to 1999 by $77.7 million, from $31.3 million to $109.0 million. This increase resulted from the additional five months of production from the CCA properties acquired in June 1999, as well as the Crockett County and Lodgepole acquisitions completed in April 2000. The Indian Basin/Verden acquisition includes four months of production for 2000. The Bell Creek acquisition accounted for one month of production for 2000. During the fourth quarter of 2000, an unusually severe winter storm briefly disrupted our operation of the CCA properties. The disruption in operations resulted in a loss of production of approximately 30 MBOE or $0.8 million of associated revenue. Also, the Indian Basin gas plant was off-line for one-time modifications in the fourth quarter of 2000. That disruption in operations resulted in loss of production of 20 MBOE or $0.6 million of revenue. Hedging transactions had the effect of reducing oil and natural gas revenues by $23.0 million, or $4.92 per BOE, during 2000 and decreasing oil and natural gas revenues by $4.4 million, or $2.42 per BOE, during 1999. Net profits interest payments had the effect of reducing oil and natural gas revenues by $11.5 million during 2000 and decreasing oil and natural gas revenues by $4.4 million during 1999.

     Direct lifting costs. Direct lifting costs of the Company for the year ended December 31, 2000 increased as compared to 1999 by $10.3 million, from $8.4 million to $18.7 million. The increase in direct lifting costs resulted from the CCA acquisition completed in June 1999, as well as the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions completed in 2000. On a per BOE basis, direct lifting costs decreased from $4.60 to $3.99, primarily as a result of lower lifting costs associated with our Lodgepole acquisition in April 2000. Because of the winter storm in the fourth quarter of 2000 at our CCA properties, direct lifting costs included $0.6 million, or $0.13 per BOE for the year, of expenses associated with repairing equipment and bringing production back on line.

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

     Depletion, depreciation and amortization ("DD&A") expense. DD&A expense increased by approximately $16.8 million, during 2000 from $5.3 million to $22.1 million as compared to 1999. The increase in DD&A resulted from the CCA acquisition completed in June 1999, as well as the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions completed in 2000. The average DD&A rate of $4.72 per BOE of production during 2000 represents an increase of $1.83 per BOE from the $2.89 per BOE recorded in 1999. The increase was attributable to higher per BOE acquisition costs associated with the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions completed in 2000.

     General and administrative ("G&A") expense. G&A expense increased $0.3 million during 2000, from $4.0 million to $4.3 million (excluding non-cash stock based compensation of $26.0 million) as compared to 1999. The increase in G&A resulted from the additional staff and lease space necessary for the CCA acquisition completed in June 1999, as well as the Crockett County, Lodgepole, Indian Basin/Verden and Bell Creek acquisitions completed in 2000. On a per BOE basis, G&A expense fell to $0.93 during 2000 from $2.22 during 1999.

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

     Based on current commodity conditions, the Company believes that its capital resources are adequate to meet the requirements of its business through 2003. Based on our anticipated capital investment programs, we expect to invest our internally generated cash flow to replace production and enhance our waterflood programs. Additional capital may be required to pursue acquisitions and longer-term capital projects, such as our proposed high pressure air injection tertiary recovery project in the CCA, to increase our reserve base. Substantially all of these expenditures are discretionary and will be undertaken only if funds are available and the projected rates of return are satisfactory. Future cash flows are subject to a number of variables including the level of oil and natural gas production and prices. Operations and other capital resources may not provide cash in sufficient amounts to maintain planned levels of capital expenditures.

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

     The following table indicates the average oil and natural gas prices received for the years ended December 31, 2001, 2000, and 1999. Average equivalent prices for 2001, 2000, and 1999 were decreased by $2.04, $4.92, and $2.42 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas production is converted to oil equivalents at the conversion rate of six Mcf per Bbl.

                                                        OIL      NATURAL GAS   EQUIV. OIL
                                                     (PER BBL)    (PER MCF)    (PER BOE)
                                                     ---------   -----------   ----------
NET PRICE REALIZATION WITH HEDGES
Year ended December 31, 2001.......................   $21.43        $3.73        $21.64
Year ended December 31, 2000.......................    23.34         3.84         23.29
Year ended December 31, 1999.......................    16.96         4.50         17.12
AVERAGE WELLHEAD PRICE
Year ended December 31, 2001.......................   $23.25        $4.21        $23.68
Year ended December 31, 2000.......................    28.35         4.58         28.21
Year ended December 31, 1999.......................    19.42         4.50         19.54

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Independent Auditor's Report................................   33
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   34
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000, and 1999.........................   35
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000, and 1999.............   36
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000, and 1999.........................   37
Notes to Consolidated Financial Statements..................   38
Unaudited Supplemental Information..........................   54

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

ARTHUR ANDERSEN LLP

Dallas, Texas
March 1, 2002

     Subsequent to the completion of the audit of the Company's 2001 financial statements, Arthur Andersen LLP was convicted of obstruction of justice charges relating to a federal investigation of Enron Corporation and ceased operations as a public accounting firm. Accordingly, the report of independent public accountants included above is a copy of a report previously issued by Arthur Andersen. Arthur Andersen has not reissued its report for inclusion in this document.

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

     Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. Actual production may not equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's estimates of future net cash flows from the properties and the representative value thereof are made using oil and natural gas prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating net cash flows at December 31, 2001, 2000, and 1999 were $19.84, $26.80, and $25.60 per barrel for oil and $2.57, $9.77, and $2.31 per Mcf for natural gas respectively. The net profits interest on our Cedar Creek Anticline properties has been deducted from future cash inflows in the calculation of standardized measure. The Company's reserve and production quantities have been reduced by amounts attributable to the net profits interest. In addition, net future cash inflows have not been adjusted for hedge positions outstanding at the end of the year. The future cash flows are reduced by estimated production costs and development costs, which are based on year-end economic conditions and held constant throughout the life of the properties, and by the estimated effect of future income taxes. Future income taxes are based on statutory income tax rates in effect at year end, the Company's tax basis in its proved oil and natural gas properties, and the effect of net operating loss and other carry forwards.

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

     Estimated net quantities of proved oil and natural gas reserves of the Company were as follows:

                                                                    NATURAL      OIL
                                                            OIL       GAS     EQUIVALENT
                                                           (MBBL)   (MMCF)      (MBOE)
                                                           ------   -------   ----------
December 31, 2001
  Proved reserves........................................  91,369   75,687     103,983
  Proved developed reserves..............................  71,639   69,941      83,296
December 31, 2000
  Proved reserves........................................  78,910   72,970      91,072
  Proved developed reserves..............................  66,363   66,337      77,419
December 31, 1999
  Proved reserves........................................  69,299   10,940      71,122
  Proved developed reserves..............................  59,134    8,896      60,616

                           ENCORE ACQUISITION COMPANY

     The change in proved reserves were as follows for the years ended:

                                                                    NATURAL      OIL
                                                            OIL       GAS     EQUIVALENT
                                                           (MBBL)   (MMCF)      (MBOE)
                                                           ------   -------   ----------
Balance, December 31, 1998...............................     --        --          --
Acquisitions of minerals-in-place........................  69,630   10,833      71,435
Extensions and discoveries...............................  1,465       287       1,513
Revisions of estimates...................................     --        --          --
Production...............................................  (1,796)    (180)     (1,826)
                                                           ------   ------     -------
Balance, December 31, 1999...............................  69,299   10,940      71,122
                                                           ------   ------     -------
Acquisitions of minerals-in-place........................  4,162    63,136      14,685
Extensions and discoveries...............................  8,237     1,733       8,526
Revisions of estimates...................................  1,173     1,464       1,417
Production...............................................  (3,961)  (4,303)     (4,678)
                                                           ------   ------     -------
Balance, December 31, 2000...............................  78,910   72,970      91,072
                                                           ------   ------     -------
Acquisitions of minerals-in-place........................     --        --          --
Extensions and discoveries...............................  19,266   14,063      21,610
Revisions of estimates...................................  (1,872)  (3,268)     (2,418)
Production...............................................  (4,935)  (8,078)     (6,281)
                                                           ------   ------     -------
Balance, December 31, 2001...............................  91,369   75,687     103,983
                                                           ======   ======     =======

     The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and natural gas reserves (in thousands) is as follows at:

                                                              DECEMBER 31,
                                                  -------------------------------------
                                                     2001         2000          1999
                                                  ----------   -----------   ----------
Net future cash inflows.........................  $1,770,384   $ 2,611,633   $1,650,403
Future production costs.........................    (794,139)     (998,660)    (755,249)
Future development costs........................     (67,652)      (45,583)     (31,561)
Future income tax expense.......................    (215,568)     (377,789)    (258,114)
                                                  ----------   -----------   ----------
Future net cash flows...........................     693,025     1,189,601      605,479
10% annual discount.............................    (408,716)     (590,325)    (332,524)
                                                  ----------   -----------   ----------
Standardized measure of discounted estimated
  future net cash flows.........................  $  284,309   $   599,276   $  272,955
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
                                                      =========   ========   ========

                           ENCORE ACQUISITION COMPANY

SELECTED QUARTERLY FINANCIAL DATA

     The following table sets forth selected quarterly financial data for the years ended December 31, 2001 and 2000:

                                                                        QUARTER
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         -------   -------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Revenues...............................................  $36,221   $34,608   $34,539   $30,549
Operating Income.......................................  $ 7,081   $15,781   $14,655   $ 1,874
Income (loss) before accounting change.................  $  (793)  $ 9,061   $ 8,423   $   372
Cumulative effect of accounting change, net of tax.....     (884)       --        --        --
                                                         -------   -------   -------   -------
Net income (loss)......................................  $(1,677)  $ 9,061   $ 8,423   $   372
Basic income (loss) per common share:
  Before accounting change.............................  $ (0.03)  $  0.30   $  0.28   $  0.01
  Cumulative effect of accounting change, net of tax...    (0.04)       --        --        --
                                                         -------   -------   -------   -------
  After accounting change..............................  $ (0.07)  $  0.30   $  0.28   $  0.01
                                                         =======   =======   =======   =======
Diluted income (loss) per common share:
  Before accounting change.............................  $ (0.03)  $  0.30   $  0.28   $  0.01
  Cumulative effect of accounting change, net of tax...    (0.04)       --        --        --
                                                         -------   -------   -------   -------
  After accounting change..............................  $ (0.07)  $  0.30   $  0.28   $  0.01
                                                         =======   =======   =======   =======
2000
Revenues...............................................  $17,227   $26,593   $31,091   $34,039
Operating Income.......................................  $ 4,325   $ 1,378   $ 3,300   $13,659
Net income (loss)......................................  $   514   $(4,803)  $(4,068)  $ 6,222
Basic income (loss) per common share...................  $  0.02   $ (0.21)  $ (0.18)  $  0.27
Diluted income (loss) per common share.................  $  0.02   $ (0.21)  $ (0.18)  $  0.27

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report at page 32:

         1.    Financial Statements:
               Report of Independent Public Accountant.....................   33
               Consolidated Balance Sheets as of December 31, 2001 and
               2000........................................................   34
               Consolidated Statements of Operations for the Years Ended
               December 31, 2001, 2000 and 1999............................   35
               Consolidated Statements of Stockholders' Equity for the
               Years Ended December 31, 2001, 2000, and 1999...............   36
               Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2001, 2000 and 1999............................   37
               Notes to Consolidated Financial Statements..................   38

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

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.1      Second Amended and Restated Certificate of Incorporation of
          the Company (incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          September 30, 2001)
 3.2      Second Amended and Restated Bylaws of the Company
          (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30,
          2001)
10.1*     2000 Incentive Stock Plan (incorporated by reference to the
          Company's Quarterly Report on Form 10-Q for the fiscal
          quarter ended September 30, 2001)
10.2      Credit Agreement dated as of May 7, 1999, by and among
          Encore Operating, L.P., Encore Acquisition Partners, Inc.,
          and a syndicate of banks led by NationsBank, N.A. First
          Union National Bank and BankBoston, N.A. (incorporated by
          reference to the Company's registration statement on Form
          S-1, Registration Statement No. 333-47450, filed on March 8,
          2001)
10.3      Letter Agreement effective as of August 24, 2000, amending the Credit Agreement (incorporated by reference to the
          Company's registration statement on Form S-1 Registration
          Statement No. 333-47450, filed on March 8, 2001)
21.1      Subsidiaries of the Company
23.1**    Consent of Arthur Andersen LLP
23.2***   Consent of Miller and Lents, Ltd.

---------------

*   Compensatory plan

**  Omitted pursuant to rule 437a

*** Amended exhibit filed herewith

Copies of the above exhibits not contained herein are available at the cost of reproduction to any security holder upon written request to the Assistant Treasurer, Encore Acquisition Company, 777 Main Street, Suite 1400, Fort Worth, Texas 76102.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fifth day of December, 2002.

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

Date: December 5, 2002

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

                    SIGNATURE                               TITLE OR CAPACITY                 DATE
                    ---------                               -----------------                 ----

                /s/ I. JON BRUMLEY                     Chairman of the Board, Chief     December 5, 2002
 ------------------------------------------------    Executive Officer, and Director
                  I. Jon Brumley


                /s/ JON S. BRUMLEY                        President and Director        December 5, 2002
 ------------------------------------------------
                  Jon S. Brumley


               /s/ MORRIS B. SMITH                       Chief Financial Officer,       December 5, 2002
 ------------------------------------------------       Treasurer, Executive Vice
                 Morris B. Smith                         President, Secretary and
                                                       Principal Financial Officer


               /s/ ROBERT C. REEVES                  Vice President, Controller, and    December 5, 2002
 ------------------------------------------------      Principal Accounting Officer
                 Robert C. Reeves


              /s/ ARNOLD L. CHAVKIN                              Director               December 5, 2002
 ------------------------------------------------
                Arnold L. Chavkin


               /s/ HOWARD H. NEWMAN                              Director               December 5, 2002
 ------------------------------------------------
                 Howard H. Newman


                /s/ TED A. GARDNER                               Director               December 5, 2002
 ------------------------------------------------
                  Ted A. Gardner


               /s/ TED COLLINS, JR.                              Director               December 5, 2002
 ------------------------------------------------
                 Ted Collins, Jr.


             /s/ JAMES A. WINNE, III                             Director               December 5, 2002
 ------------------------------------------------
               James A. Winne, III

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Second Amended and Restated Certificate of Incorporation of
          the Company (incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          September 30, 2001)
 3.2      Second Amended and Restated Bylaws of the Company
          (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30,
          2001)
10.1*     2000 Incentive Stock Plan (incorporated by reference to the
          Company's Quarterly Report on Form 10-Q for the fiscal
          quarter ended September 30, 2001)
10.2      Credit Agreement dated as of May 7, 1999, by and among
          Encore Operating, L.P., Encore Acquisition Partners, Inc.,
          and a syndicate of banks led by NationsBank, N.A. First
          Union National Bank and BankBoston, N.A. (incorporated by
          reference to the Company's registration statement on Form
          S-1, Registration Statement No. 333-47450, filed on March 8,
          2001)
10.3      Letter Agreement effective as of August 24, 2000, amending the Credit Agreement (incorporated by reference to the
          Company's registration statement on Form S-1 Registration
          Statement No. 333-47450, filed on March 8, 2001)
21.1      Subsidiaries of the Company
23.1**    Consent of Arthur Andersen LLP
23.2***   Consent of Miller and Lents, Ltd.

---------------

*   Compensatory plan

**  Omitted pursuant to rule 437a

*** Amended exhibit filed herewith

Copies of the above exhibits not contained herein are available at the cost of reproduction to any security holder upon written request to the Assistant Treasurer, Encore Acquisition Company, 777 Main Street, Suite 1400, Fort Worth, Texas 76102.