Form 10-Q/A
period 2002-03-31
ENCORE ACQUISITION CO
filed 2002-12-05
CIK 1125057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-Q/A
                                Amendment No. 1


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

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002, as filed by the Company on May 6, 2002, and is being filed to revise production disclosures by reducing production volumes by amounts attributable to the financial net profits interests burdening the Company's Cedar Creek Anticline properties. No restatement of the unaudited financial statements is required, or being made, nor have any of the numbers in the unaudited financial statements changed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This document contains forward-looking statements that involve risks and uncertainties that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors, including, but not limited to, those set forth under "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Encore's 2001 Annual Report filed on Form 10-K/A. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document and Encore's 2001 Form 10-K/A.


RESULTS OF OPERATIONS

    The following table sets forth operating information of Encore for the periods presented.


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 --------------------------
                                                                                                                 INCREASE
                                                                                    2002           2001          (DECREASE)
                                                                                 ----------      ----------      ----------

Operating Results (in thousands):
Oil and natural gas revenues ..............................................      $   32,297      $   36,221      $   (3,924)
Direct lifting costs ......................................................           6,817           6,355             462
Production, ad valorem and severance taxes ................................           3,013           4,270          (1,257)

Daily production:
  Oil volumes (Bbls) ......................................................          15,500          12,778           2,722
  Natural gas volumes (Mcf) ...............................................          23,967          21,067           2,900
  Combined volumes (BOE) ..................................................          19,494          16,289           3,205

Average prices (net of hedging and net profits):
  Oil (per Bbl) ...........................................................      $    19.13      $    23.81      $    (4.68)
  Natural gas (per Mcf) ...................................................            2.60            4.66           (2.06)
  Combined volumes (per BOE) ..............................................           18.41           24.71           (6.30)

Average costs (per BOE):
  Direct lifting costs ....................................................      $     3.89      $     4.33      $    (0.44)
  Production, ad valorem and severance taxes ..............................            1.72            2.91           (1.19)
  G&A (excluding non-cash stock based compensation) .......................            0.85            0.86           (0.01)
  DD&A ....................................................................            4.88            5.16           (0.28)

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


                                                    THREE MONTHS ENDED MARCH 31,
                                                  2002                        2001                       DIFFERENCE
                                        -----------------------       -----------------------      ------------------------
REVENUES:                                 Revenue        $/Unit         Revenue        $/Unit        Revenue         $/Unit
                                        ----------       ------       ----------       ------      ----------        ------

Oil wellhead ......................      $ 26,215       $  18.79       $ 30,678       $  26.68       $ (4,463)      $  (7.89)
Oil hedges ........................          (235)         (0.17)        (3,301)         (2.87)         3,066           2.70
Enron hedges ......................           706           0.51             --             --            706           0.51
                                         --------       --------       --------       --------       --------       --------
     Total Oil Revenues ...........      $ 26,686       $  19.13       $ 27,377       $  23.81       $   (691)      $  (4.68)
                                         ========       ========       ========       ========       ========       ========

Natural gas wellhead ..............      $  4,761       $   2.21       $ 12,363       $   6.52       $ (7,602)      $  (4.31)
Gas hedges ........................           452           0.21         (3,519)         (1.86)         3,971           2.07
Enron hedges ......................           398           0.18             --             --            398           0.18
                                         --------       --------       --------       --------       --------       --------
     Total Gas Revenues ...........      $  5,611       $   2.60       $  8,844       $   4.66       $ (3,233)      $  (2.06)
                                         ========       ========       ========       ========       ========       ========



                                                         NYMEX                         NYMEX                         NYMEX
OTHER DATA:                             Production       $/Unit        Production      $/Unit       Production       $/Unit
                                        ----------     ---------       ----------    ---------      ----------     ---------

Oil (Bbls) ........................         1,395      $   21.64          1,150      $   28.73            245      $   (7.09)
Gas (Mcf) .........................         2,157           2.49          1,896           6.30            261          (3.81)
Combined (BOE) ....................         1,755                         1,466                           289



    Although oil volumes increased, total oil revenue was down due to lower prices, offset by lower hedging and net profits payments. Oil volumes increased 245 MBbls due to the Company's successful development drilling program and the Central Permian acquisition completed this quarter. Wellhead oil revenues decreased $7.89 per Bbl primarily from a decrease in the overall market price for oil as reflected in the $7.09 per Bbl decrease in the average NYMEX price over the same period. The decrease in wellhead oil revenues was offset by a decrease in payments made for hedging, which decreased $3.1 million. The decrease in hedging payments is a direct result of the decrease in the average NYMEX price for oil. The net profits interests payments were $0.3 million in the first quarter of 2002 and $1.1 million in the first quarter of 2001.



     Natural gas revenues decreased by $3.2 million due to a decrease in the net sales price per Mcf, which was somewhat offset by a 261 MMcf increase in production and net hedging receipts in the first quarter of 2002 versus net hedging payments in the first quarter of 2001. The increase in volumes is due to increased production in the Cedar Creek Anticline and Crockett County properties due to successful development drilling. Wellhead price received decreased $4.31 per Mcf, consistent with the average NYMEX price decrease of $3.81 per Mcf from the three months ended March 31, 2001 to the three months ended March 31, 2002, while hedging payments decreased $2.07 per Mcf due to lower natural gas prices.



    DIRECT LIFTING COSTS. Direct lifting costs of Encore for the first quarter of 2002 increased as compared to the first quarter of 2001 by $0.5 million. The increase in direct lifting costs is primarily attributable to increased production in 2002 offset by a decrease in per BOE costs. On a per BOE basis, direct lifting costs decreased from $4.33 to $3.89, primarily as a result of the company deferring a portion of first quarter scheduled maintenance until the second quarter. As a result, second quarter 2002 direct lifting costs will rise from the first quarter and move direct lifting costs for the year more in line with our 2002 expected amount of $4.16 per BOE.


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

    DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense for the first quarter of 2002 increased by $1.0 million, reflecting the increase in our asset base resulting from the Central Permian acquisition and development drilling and the corresponding increase in production. The average DD&A rate of $4.88 per BOE of production during the first quarter of 2002 represents a decrease of $0.28 per BOE from the $5.16 per BOE recorded in the first quarter of 2001. The decrease was attributable to normal production declines in the Lodgepole properties, which have relatively high DD&A rates as compared to our other producing properties.



    GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased $0.2 million for the first quarter of 2002 as compared to the first quarter of 2001, from $1.3 million to $1.5 million (excluding non-cash stock based $9.6 million in the first quarter of 2001). The increase in G&A was a result of the hiring of additional staff after the Central Permian acquisition to analyze and exploit our drilling inventory and evaluate potential future acquisitions. On a per BOE basis, G&A remained relatively flat at $0.85 per BOE for the first quarter of 2002 as compared to $0.86 for the first quarter of 2001.


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


    The following table indicates the average oil and natural gas prices received for the quarter ended March 31, 2002 and 2001. Average equivalent prices for 2002 and 2001 were increased by $0.12 and decreased by $4.65 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas production is converted to oil equivalents at the conversion rate of six Mcf per Bbl. Average prices shown in the following table are before amortization of the Enron-related gain.



                                                               OIL     NATURAL GAS   EQUIV. OIL
                                                            (PER Bbl)   (PER Mcf)     (PER BOE)
                                                            ---------  -----------   ----------

NET PRICE REALIZATION WITH HEDGES
Quarter ended March 31, 2002 ..........................      $ 18.62      $  2.42      $ 17.77
Quarter ended March 31, 2001 ..........................        23.81         4.66        24.71

AVERAGE WELLHEAD PRICE
Quarter ended March 31, 2002 ..........................      $ 18.79      $  2.21      $ 17.65
Quarter ended March 31, 2001 ..........................        26.68         6.52        29.36

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


                               ENCORE ACQUISITION COMPANY



Date: December 5, 2002         By:       /s/ Morris B. Smith
                                   --------------------------------------------
                               Morris B. Smith
                               Chief Financial Officer, Treasurer, Executive
                               Vice President, Secretary, and Principal
                               Financial Officer




Date: December 5, 2002         By:       /s/ Robert C. Reeves
                                  --------------------------------------------
                               Robert C. Reeves
                               Vice President, Controller and Principal
                               Accounting Officer