Form 10-Q/A
period 2002-06-30
ENCORE ACQUISITION CO
filed 2002-12-05
CIK 1125057

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

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, as filed by the Company on August 9, 2002 and is being filed to revise production disclosures by reducing production volumes by amounts attributable to the financial net profits interests burdening the Company's Cedar Creek Anticline properties. No restatement of the unaudited financial statements is required, or being made, nor have any of the numbers in the unaudited financial statements changed.

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

10. FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS


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


CRITICAL ACCOUNTING POLICIES


      For a discussion of the Company's critical accounting policies, see the Company's 2001 Annual Report filed on Form 10-K/A.


RESULTS OF OPERATIONS

      The following table sets forth operating information for the periods presented:


                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 JUNE 30,                              JUNE 30,
                                                         ----------------------                 ----------------------
                                                                                   INCREASE                               INCREASE
                                                            2002        2001      (DECREASE)       2002        2001      (DECREASE)
                                                         ----------  ----------   ----------    ----------  ----------   ----------
Operating Results (in thousands):
  Oil and natural gas revenues ........................  $   37,807  $   34,608   $    3,199    $   70,104  $   70,829   $     (725)
  Direct lifting costs ................................       6,567       6,066          501        13,384      12,421          963
  Production, ad valorem and severance taxes ..........       3,546       3,640          (94)        6,559       7,910       (1,351)

Daily sales volumes:
  Oil volumes (Bbls) ..................................      15,714      13,011        2,703        15,602      12,890        2,712
  Natural gas volumes (Mcf) ...........................      22,275      22,055          220        23,122      21,564        1,558
  Combined volumes (BOE) ..............................      19,427      16,687        2,740        19,456      16,483        2,973

Average prices:
  Oil (per Bbl) .......................................  $    22.16  $    22.39   $    (0.23)   $    20.67  $    23.10   $    (2.43)
  Natural gas (per Mcf) ...............................        3.02        4.04        (1.02)         2.80        4.34        (1.54)
  Combined volumes (per BOE) ..........................       21.39       22.79        (1.40)        19.91       23.74        (3.83)

Average costs (per BOE):

  Direct lifting costs ................................  $     3.71  $     3.99   $    (0.28)   $     3.80  $     4.16   $    (0.36)
  Production, ad valorem, and severance taxes .........        2.01        2.40        (0.39)         1.86        2.65        (0.79)
  G&A (excluding non-cash stock based compensation) ...        0.78        0.83        (0.05)         0.82        0.85        (0.03)
  DD&A ................................................        4.96        5.15        (0.19)         4.92        5.16        (0.24)

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

      REVENUES AND SALES VOLUMES. The following table illustrates the primary components of oil and natural gas revenue for the quarters ended June 30, 2002 and 2001, as well as each quarter's respective oil and natural gas volumes (in thousands, except per unit amounts):


                                      Three Months Ended June 30,
                                     2002                    2001                  Difference
                             --------------------    --------------------    --------------------
Revenues:                    Revenue      $/Unit     Revenue      $/Unit     Revenue      $/Unit
                             --------    --------    --------    --------    --------    --------
Oil wellhead .............   $ 33,446    $  23.39    $ 29,572    $  24.98    $  3,874    $  (1.59)
Oil hedges ...............     (2,469)      (1.73)     (3,067)      (2.59)        598        0.86
Enron hedges .............        706        0.50          --          --         706        0.50
                             --------    --------    --------    --------    --------    --------
     Total Oil Revenues ..   $ 31,683    $  22.16    $ 26,505    $  22.39    $  5,178    $  (0.23)
                             ========    ========    ========    ========    ========    ========

Natural gas wellhead .....   $  6,051    $   2.99    $  9,592    $   4.78    $ (3,541)   $  (1.79)
Gas hedges ...............       (325)      (0.17)     (1,489)      (0.74)      1,164        0.57
Enron hedges .............        398        0.20          --          --         398        0.20
                             --------    --------    --------    --------    --------    --------
     Total Gas Revenues ..   $  6,124    $   3.02    $  8,103    $   4.04    $ (1,979)   $  (1.02)
                             ========    ========    ========    ========    ========    ========



                              Sales       Nymex       Sales       Nymex       Sales       Nymex
Other Data:                  Volumes      $/Unit     Volumes      $/Unit     Volumes      $/Unit
                             --------    --------    --------    --------    --------    --------
Oil (Bbls) ...............      1,430    $  26.25       1,184    $  28.73         246    $  (2.48)
Gas (Mcf) ................      2,027        3.40       2,007        6.30          20       (2.90)
Combined (BOE)............      1,768                   1,519                     249



     Total oil revenue increased from second quarter 2001 to second quarter 2002 due to increased volumes, lower hedging losses, lower net profits payments, and amortization of the Enron gain offset by lower wellhead prices. Oil volumes increased 246 MBbls due to our successful development drilling program and the acquisition of the Central Permian properties. Wellhead oil revenues decreased $1.59 per Bbl primarily resulting from a decrease in the overall market price for oil as reflected in the $2.48 per Bbl decrease in the average NYMEX price over the same period. Payments made for hedging decreased $0.6 million. The change in hedging payments had the effect of increasing revenue by $0.86 per Bbl over the second quarter 2001. Amortization of $0.7 million of the Enron gain added $0.50 per Bbl as compared to the same period in 2001. Net profits payments decreased from $1.4 million to $0.4 million from the second quarter of 2001 to the second quarter of 2002. The decrease in net profits was primarily due to lower prices and higher capital expenditures in the CCA in the second quarter of 2002 as compared to the second quarter of 2001. The Company's hedging activities are not a component of the expenses deducted in calculating net profits interest payments. The decrease in hedging payments is a result of the decrease in the average NYMEX price for oil.

      Total natural gas revenues decreased by $2.0 million, or $1.02 per Mcf, due to a decrease in the wellhead price per Mcf, partially offset by a $1.2 million decrease in payments on hedging settlements and the $0.4 million amortization of the Enron gain. The decrease in the wellhead price received is consistent with the average NYMEX price decrease of $2.90 per Mcf from the three months ended June 30, 2001 to the three months ended June 30, 2002. Hedging payments decreased $0.57 per Mcf due to lower natural gas prices, as well as different contracts being in effect.

      DIRECT LIFTING COSTS. Direct lifting costs of Encore for the second quarter of 2002 increased as compared to the second quarter of 2001 by $0.5 million, from $6.1 million to $6.6 million. The increase in direct lifting costs is primarily attributable to increased sales volumes attributable to our development drilling program and Central Permian acquisitions in 2002, offset somewhat by a decrease in the per BOE rate. On a per BOE basis, direct lifting costs decreased from $3.99 to $3.71, primarily as a result of decreased workover and maintenance costs over the same period last year. We plan to resume our 2002 planned workover and maintenance programs in the third and fourth quarters of this year.



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

      DEPLETION, DEPRECIATION, AND AMORTIZATION ("DD&A") EXPENSE. DD&A expense for the second quarter of 2002 increased by $0.9 million, reflecting the volumes associated with our larger asset base resulting from the Central Permian properties and our continued development drilling program. The average DD&A rate of $4.96 per BOE of production during the second quarter of 2002 represents a decrease of $0.19 per BOE from the $5.15 per BOE recorded in the second quarter of 2001. The decrease was attributable to normal production declines in the Lodgepole properties, which have relatively high DD&A rates as compared to our other producing properties.



      GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. G&A expense increased $0.1 million for the second quarter of 2002 as compared to the second quarter of 2001, from $1.3 million to $1.4 million. The increase in G&A expense was a result of the hiring of additional staff after the 2002 Central Permian acquisitions to manage, expand, and exploit our growing asset base.


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

      REVENUES AND SALES VOLUMES. The following table illustrates the primary components of oil and natural gas revenue for the six months ended June 30, 2002 and 2001, as well as each period's respective oil and natural gas volumes (in thousands, except per unit amounts):


                                             Six Months Ended June 30,
                                        2002                         2001                      Difference
                             -------------------------     -------------------------     -------------------------
Revenues:                      Revenue        $/Unit        Revenue         $/Unit        Revenue         $/Unit
                             ----------     ----------     ----------     ----------     ----------     ----------
Oil wellhead ............    $   59,661     $    21.13     $   60,249     $    25.82     $     (588)    $    (4.69)
Oil hedges ..............        (2,703)         (0.96)        (6,367)         (2.72)         3,664           1.76
Enron hedges ............         1,411           0.50             --             --          1,411           0.50
                             ----------     ----------     ----------     ----------     ----------     ----------
     Total Oil Revenues .    $   58,369     $    20.67     $   53,882     $    23.10     $    4,487     $    (2.43)
                             ==========     ==========     ==========     ==========     ==========     ==========

Natural gas wellhead ....    $   10,812     $     2.58     $   21,955     $     5.62     $  (11,143)    $    (3.04)
Gas hedges ..............           126           0.03         (5,008)         (1.28)         5,134           1.31
Enron hedges ............           797           0.19             --             --            797           0.19
                             ----------     ----------     ----------     ----------     ----------     ----------
     Total Gas Revenues .    $   11,735     $     2.80     $   16,947     $     4.34     $   (5,212)    $    (1.54)
                             ==========     ==========     ==========     ==========     ==========     ==========



                                Sales          Nymex          Sales          Nymex          Sales          Nymex
Other Data:                    Volumes         $/Unit        Volumes         $/Unit        Volumes         $/Unit
                             ----------     ----------     ----------     ----------     ----------     ----------
Oil (Bbls) ..............         2,824     $    23.95          2,333     $    28.34            491     $    (4.39)
Gas (Mcf) ...............         4,185           2.95          3,903           5.35            282          (2.40)
Combined (BOE)...........         3,522                         2,984                           538



      Although average wellhead price was down for the first half of 2002, total oil revenue increased due to higher volumes, lower hedging losses, lower net profits payments, and amortization of the Enron gain. Oil volumes increased 491 MBbls due to the Company's successful development drilling program and the Central Permian acquisitions. Wellhead oil revenues decreased $4.69 per Bbl primarily from a decrease in the overall market price for oil as reflected in the $4.39 per Bbl decrease in the average NYMEX price over the same period. The decrease in wellhead oil revenues was offset by a decrease in payments made for hedging settlements, which decreased $3.7 million, as well as amortization of $1.4 million of the Enron gain. The decrease in hedging payments is a direct result of the decrease in the average NYMEX price for oil. Net profits payments were $0.7 million and $2.4 million, respectively, for the first six months of 2002 and 2001. The decrease in net profits was primarily due to lower wellhead prices and higher capital expenditures in the second quarter of 2002 in CCA.



      Natural gas revenues decreased by $5.2 million due to a decrease in the net sales price per Mcf, which was somewhat offset by a 282 MMcf increase in sales volumes, net hedging receipts in the first half of 2002 versus net hedging payments in the first half of 2001, and amortization of $0.8 million of the Enron gain. The increase in volumes is due to increased sales volumes in CCA and Crockett County due to development drilling. Wellhead price received decreased $3.04 per Mcf, consistent with the average NYMEX price decrease of $2.40 per Mcf from the six months ended June 30, 2001 to the six months ended June 30, 2002, while hedging payments decreased $1.31 per Mcf due to lower natural gas prices.

      DIRECT LIFTING COSTS. Direct lifting costs for the first six months of 2002 increased as compared to the first six months of 2001 by $1.0 million, from $12.4 million to $13.4 million due to increased sales volumes attributable to our development drilling program and Central Permian acquisitions in 2002. On a per BOE basis, direct lifting costs decreased $0.36 from the first quarter of 2001 to the first quarter of 2002 due to decreased workover and maintenance costs over the same period last year. We plan to resume our 2002 planned workover and maintenance programs in the third and fourth quarters of this year.


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


      DEPLETION, DEPRECIATION, AND AMORTIZATION ("DD&A") EXPENSE. DD&A expense for the six months ended June 30, 2002 increased by approximately $1.9 million, from $15.4 million to $17.3 million as compared to the six months ended June 30, 2001. The increase in DD&A was a product of increased sales volumes in 2002, as well as a larger asset base associated with our 2002 acquisitions. The average DD&A rate of $4.92 per BOE of production during the first six months of 2002 represents a decrease of $0.24 per BOE from the $5.16 per BOE recorded in the first six months of 2001. The decrease is attributable to normal production declines in the Lodgepole properties, which have relatively high DD&A rates as compared to our other producing properties.



      GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. G&A expense increased $0.4 million for the first half of 2002 as compared to the first half of 2001, from $2.5 million to $2.9 million (excluding non-cash stock based compensation of $9.6 million in the first six months of 2001). The increase in G&A expense was a result of the hiring of additional staff after the 2002 Central Permian acquisitions to manage, expand and exploit our growing asset base.


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


      The following table indicates the average oil and natural gas prices received for the three and six months ended June 30, 2002 and 2001. Average equivalent prices for the first half of 2002 and 2001 were decreased by $0.72 and $3.81 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas sales volumes are converted to oil equivalents at the conversion rate of six Mcf per Bbl. All prices are before amortization of the Enron-related gain.



                                                 Oil        Natural Gas     Equiv. Oil
                                              (Per Bbl)      (Per Mcf)      (Per Boe)
                                             ------------   ------------   ------------
NET PRICE REALIZATION WITH HEDGES
Quarter ended June 30, 2002 ..............   $      21.66   $       2.82   $      20.76
Quarter ended June 30, 2001 ..............          22.39           4.04          22.78
Six months ended June 30, 2002 ...........          20.17           2.61          19.28
Six months ended June 30, 2001 ...........          23.10           4.34          23.74

AVERAGE WELLHEAD PRICE
Quarter ended June 30, 2002 ..............   $      23.39   $       2.99   $      22.34
Quarter ended June 30, 2001 ..............          24.98           4.78          25.78
Six months ended June 30, 2002 ...........          21.13           2.58          20.00
Six months ended June 30, 2001 ...........          25.82           5.63          27.55

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
