Form 10-Q/A
period 2002-09-30
ENCORE ACQUISITION CO
filed 2002-12-05
CIK 1125057

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

     This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, as filed by the Company on November 14, 2002, and is being filed to revise production disclosures by reducing production volumes by amounts attributable to the financial net profits interests burdening the Company's Cedar Creek Anticline properties. No restatement of the unaudited financial statements is required, or being made, nor have any of the numbers in the unaudited financial statements changed.

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


RESULTS OF OPERATIONS

    The following table sets forth operating information for the periods presented:


                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,                           SEPTEMBER 30,
                                                   ------------------------                ------------------------
                                                                               INCREASE                               INCREASE
                                                      2002          2001      (DECREASE)      2002         2001      (DECREASE)
                                                   -----------  -----------  -----------   -----------  -----------  -----------
Operating Results (in thousands):
  Oil and natural gas revenues ..................  $    43,502  $    34,539  $     8,963   $   113,606  $   105,368  $     8,238
  Direct lifting costs ..........................        8,358        6,323        2,035        21,742       18,744        2,998
  Production, ad valorem and severance taxes ....        4,521        3,496        1,025        11,080       11,406         (326)

Daily sales volumes:
  Oil volumes (Bbls) ............................       16,783       13,826        2,957        16,004       13,209        2,795
  Natural gas volumes (Mcf) .....................       21,913       22,446         (533)       22,714       21,864          850
  Combined volumes (BOE) ........................       20,435       17,567        2,868        19,789       16,853        2,936

Average prices:
  Oil (per Bbl) .................................  $     24.05  $     22.04  $      2.01   $     21.86  $     22.72  $     (0.86)
  Natural gas (per Mcf) .........................         3.16         3.15         0.01          2.92         3.93        (1.01)
  Combined volumes (per BOE) ....................        23.14        21.37         1.77         21.03        22.90        (1.87)

Average costs (per BOE):
  Direct lifting costs ..........................  $      4.45  $      3.91  $      0.54   $      4.02  $      4.07  $     (0.05)
  Production, ad valorem, and severance taxes ...         2.40         2.16         0.24          2.05         2.48        (0.43)
  G&A (excluding non-cash stock based
    compensation) ...............................         0.84         0.79         0.05          0.83         0.83           --
  DD&A ..........................................         4.80         5.02        (0.22)         4.88         5.11        (0.23)

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

    REVENUES AND SALES VOLUMES. The following table illustrates the primary components of oil and natural gas revenue for the quarters ended September 30, 2002 and 2001, as well as each quarter's respective oil and natural gas volumes (in thousands, except per unit amounts):


                                          THREE MONTHS ENDED SEPTEMBER 30,
                                           2002                         2001                     DIFFERENCE
                                 ------------------------    ------------------------    ------------------------
REVENUES:                         Revenue        $/Unit        Revenue       $/Unit       Revenue        $/Unit
                                 ----------    ----------    ----------    ----------    ----------    ----------
Oil wellhead .................   $   39,556    $    25.62    $   30,594    $    24.05    $    8,962    $     1.57
Oil hedges ...................       (3,135)        (2.03)       (2,560)        (2.01)         (575)        (0.02)
Enron hedges .................          706          0.46            --            --           706          0.46
                                 ----------    ----------    ----------    ----------    ----------    ----------
     Total Oil Revenues ......   $   37,127    $    24.05    $   28,034    $    22.04    $    9,093    $     2.01
                                 ==========    ==========    ==========    ==========    ==========    ==========

Natural gas wellhead .........   $    6,098    $     3.02    $    6,299    $     3.05    $     (201)   $    (0.03)
Gas hedges ...................         (121)        (0.06)          206          0.10          (327)        (0.16)
Enron hedges .................          398          0.20            --            --           398          0.20
                                 ----------    ----------    ----------    ----------    ----------    ----------
     Total Gas Revenues ......   $    6,375    $     3.16    $    6,505    $     3.15    $     (130)   $     0.01
                                 ==========    ==========    ==========    ==========    ==========    ==========



                                    Sales       NYMEX         Sales       NYMEX         Sales        NYMEX
OTHER DATA:                        Volumes      $/Unit       Volumes      $/Unit       Volumes       $/Unit
                                 ----------   ----------   ----------   ----------   ----------    ----------
Oil (Bbls) ...................        1,544   $    28.27        1,272   $    26.57          272    $     1.70
Gas (Mcf) ....................        2,016         3.21        2,065         2.80          (49)         0.41
Combined (BOE)................        1,880                     1,616                       264






    Total oil revenues increased from third quarter 2001 to third quarter 2002 due to increased volumes and higher wellhead prices. Oil volumes increased 272 MBbls due to our successful development drilling program and the acquisition of the Central Permian and Paradox Basin properties. Wellhead oil revenues increased $1.57 per Bbl primarily resulting from an increase in the overall market price for oil as reflected in the $1.70 per Bbl increase in the average NYMEX price over the same period. Payments made for net profits increased $0.3 million, from $0.2 million to $0.5 million for the third quarter 2002 compared to third quarter 2001. Hedging payments increased by $0.6 million over the third quarter 2001. Amortization of $0.7 million of the Enron gain added $0.46 per Bbl to the average price as compared to the same period in 2001. The Company's hedging activities are not a component of the expenses deducted in calculating net profits interest payments. The increase in hedging payments is a result of the increase in the average NYMEX price for oil.



     Total natural gas revenues decreased by $0.1 million due to the combination of a slight decrease in the wellhead price per Mcf, relatively flat natural gas production, and a $0.3 million change from a $0.2 million hedging receipt to a $0.1 million hedging payment. These factors were partially offset by the $0.4 million amortization of the Enron gain. Hedging settlements changed due to higher natural gas prices in the third quarter of 2002 compared with the third quarter of 2001.



    DIRECT LIFTING COSTS. Direct lifting costs of Encore for the third quarter of 2002 increased as compared to the third quarter of 2001 by $2.1 million, from $6.3 million to $8.4 million. The increase in direct lifting costs is partially attributable to increased sales volumes attributable to our development drilling program and Central Permian and Paradox Basin acquisitions in 2002. Additionally, on a per BOE basis, direct lifting costs increased from $3.91 to $4.45, primarily as a result of increased workover and maintenance costs over the same period last year, due to the deferral of some costs from the first half of 2002 until the current quarter.

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


    DEPLETION, DEPRECIATION, AND AMORTIZATION ("DD&A") EXPENSE. DD&A expense for the third quarter of 2002 increased by $0.9 million, reflecting the volumes associated with our larger asset base resulting from the Central Permian and Paradox Basin acquisitions and our continued development drilling program. The average DD&A rate of $4.80 per BOE of production during the third quarter of 2002 represents a decrease of $0.22 per BOE from the $5.02 per BOE recorded in the third quarter of 2001. The per BOE rate decrease was attributable to normal production declines in the Lodgepole properties, which have relatively high DD&A rates as compared to our other producing properties.


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


    REVENUES AND SALES VOLUMES. The following table illustrates the primary components of oil and natural gas revenue for the nine months ended September 30, 2002 and 2001, as well as each period's respective oil and natural gas volumes (in thousands, except per unit amounts):



                                           NINE MONTHS ENDED SEPTEMBER 30,
                                           2002                         2001                     DIFFERENCE
                                 ------------------------    ------------------------    ------------------------
REVENUES:                         Revenue        $/Unit        Revenue       $/Unit       Revenue        $/Unit
                                 ----------    ----------    ----------    ----------    ----------    ----------
Oil wellhead .................   $   99,217    $    22.71    $   90,843    $    25.19    $    8,374    $    (2.48)
Oil hedges ...................       (5,837)        (1.33)       (8,927)        (2.47)        3,090          1.14
Enron hedges .................        2,116          0.48            --            --         2,116          0.48
                                 ----------    ----------    ----------    ----------    ----------    ----------
     Total Oil Revenues ......   $   95,496    $    21.86    $   81,916    $    22.72    $   13,580    $    (0.86)
                                 ==========    ==========    ==========    ==========    ==========    ==========

Natural gas wellhead .........   $   16,910    $     2.73    $   28,254    $     4.73    $  (11,344)   $    (2.00)
Gas hedges ...................            4            --        (4,802)        (0.80)        4,806          0.80
Enron hedges .................        1,196          0.19            --            --         1,196          0.19
                                 ----------    ----------    ----------    ----------    ----------    ----------
     Total Gas Revenues ......   $   18,110    $     2.92    $   23,452    $     3.93    $   (5,342)   $    (1.01)
                                 ==========    ==========    ==========    ==========    ==========    ==========



                                    Sales         NYMEX        Sales         NYMEX         Sales         NYMEX
OTHER DATA:                        Volumes       $/Unit       Volumes        $/Unit       Volumes        $/Unit
                                 ----------    ----------    ----------    ----------    ----------    ----------
Oil (Bbls) ...................        4,369    $    25.39         3,606    $    27.75           763    $    (2.36)
Gas (Mcf) ....................        6,201          3.03         5,969          4.50           232         (1.47)
Combined (BOE) ...............        5,403                       4,601                         802






     Although the average wellhead oil price was down for the first nine months of 2002, total oil revenue increased due to higher volumes, lower hedging settlement payments, lower net profits payments, and amortization of the Enron gain. Oil volumes increased 763 MBbls due to the Company's successful development drilling program and the Central Permian and Paradox Basin acquisitions. Wellhead oil revenues decreased $2.48 per Bbl primarily from a decrease in the overall market price for oil as reflected in the $2.36 per Bbl decrease in the average NYMEX price over the same period. The decrease in wellhead price was offset by a decrease in payments made for hedging of $3.1 million, as well as amortization of $2.1 million of the Enron gain. The decrease in hedging payments is a result of the decrease in the average NYMEX price for oil, as well as different contracts being in place. Net profits payments were $1.2 million and $2.7 million, respectively, in the first nine months of 2002 and 2001.

     Natural gas revenues decreased by $5.3 million due to a decrease in the wellhead price per Mcf, partially offset by a 232 MMcf increase in sales volumes, net hedging receipts in the first nine months of 2002 versus net hedging payments in the first nine months of 2001, and amortization of $1.2 million of the Enron gain. The increase in volumes is due to increased sales volumes in CCA and Crockett County due to development drilling and from the Central Permian and Paradox Basin acquisitions. Wellhead price received decreased $2.02 per Mcf, consistent with the average NYMEX price decrease of $1.47 per Mcf from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, while hedging payments decreased $0.80 per Mcf due to lower natural gas prices, as well as different contracts being in place.

     DIRECT LIFTING COSTS. Direct lifting costs for the first nine months of 2002 increased as compared to the first nine months of 2001 by $3.0 million, from $18.7 million to $21.7 million due to increased sales volumes attributable to our development drilling program and Central Permian and Paradox Basin acquisitions in 2002. On a per BOE basis, direct lifting costs remained fairly constant at $4.02 per BOE for the first nine months of 2002 compared with $4.07 per BOE for the first nine months of 2001.


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


    DEPLETION, DEPRECIATION, AND AMORTIZATION ("DD&A") EXPENSE. DD&A expense for the nine months ended September 30, 2002 increased by approximately $2.9 million, from $23.5 million to $26.4 million as compared to the nine months ended September 30, 2001. The increase in DD&A was a result of increased sales volumes in 2002, as well as a larger asset base associated with our 2002 acquisitions. The average DD&A rate of $4.88 per BOE of production during the first nine months of 2002 represents a decrease of $0.23 per BOE from the $5.11 per BOE recorded in the first nine months of 2001. The decrease is attributable to normal production declines in the Lodgepole properties, which have relatively high DD&A rates as compared to our other producing properties.


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

Debt Maturities


    On June 25, 2002, the Company sold $150 million of 8 3/8% Senior Subordinated Notes maturing on June 15, 2012. The offering was made through a private placement pursuant to Rule 144A. Subsequently, in compliance with the terms of the registration rights agreement dated June 19, 2002, the Company filed a registration statement on Form S-4 on September 13, 2002 to register notes to be issued in exchange for the private notes. We filed an amendment to the registration statement on October 28, 2002 and ________________, 2002. The Company received net proceeds of $145.6 million from the sale of the Notes, after deducting debt issuance costs. The proceeds were used to repay and retire the Company's prior credit facility ($143.0 million), to pay the fees and expenses related to the new credit facility ($1.5 million), and to hold in reserve for the Aneth acquisition ($1.1 million).


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


    The following table indicates the average oil and natural gas prices received for the three and nine months ended September 30, 2002 and 2001. Average equivalent prices for the first nine months of 2002 and 2001 were decreased by $1.08 and $2.99 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas sales volumes are converted to oil equivalents at the conversion rate of six Mcf per Bbl. All prices are before amortization of the Enron-related gain.



                                                OIL        NATURAL GAS     EQUIV. OIL
                                             (PER Bbl)      (PER Mcf)       (PER BOE)
                                           ------------   ------------   ------------
NET PRICE REALIZATION WITH HEDGES
Quarter ended September 30, 2002 ......     $    23.59     $     2.96     $    22.55
Quarter ended September 30, 2001 ......          22.04           3.15          21.37
Nine months ended September 30,
  2002 ................................          21.37           2.73          20.41
Nine months ended September 30,
  2001 ................................          22.72           3.93          22.90

AVERAGE WELLHEAD PRICE
Quarter ended September 30, 2002 ......          25.62           3.02          24.28
Quarter ended September 30, 2001 ......          24.05           3.05          22.83
Nine months ended September 30,
  2002 ................................          22.71           2.73          21.49
Nine months ended September 30,
  2001 ................................          25.19           4.73          25.89

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