Form 10-K/A
period 2001-12-31
ENCORE ACQUISITION CO
filed 2002-12-06
CIK 1125057

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

     This Amendment No. 2 on Form 10-K/A is being filed to add the certifications required by Section 302 and 906 of the Sarbanes/Oxley Act of 2002.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the sixth day of December, 2002.

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

Date: December 6, 2002

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

                    SIGNATURE                               TITLE OR CAPACITY                 DATE
                    ---------                               -----------------                 ----

                /s/ I. JON BRUMLEY                     Chairman of the Board, Chief     December 6, 2002
 ------------------------------------------------    Executive Officer, and Director
                  I. Jon Brumley


                /s/ JON S. BRUMLEY                        President and Director        December 6, 2002
 ------------------------------------------------
                  Jon S. Brumley


               /s/ MORRIS B. SMITH                       Chief Financial Officer,       December 6, 2002
 ------------------------------------------------       Treasurer, Executive Vice
                 Morris B. Smith                         President, Secretary and
                                                       Principal Financial Officer


               /s/ ROBERT C. REEVES                  Vice President, Controller, and    December 6, 2002
 ------------------------------------------------      Principal Accounting Officer
                 Robert C. Reeves


              /s/ ARNOLD L. CHAVKIN                              Director               December 6, 2002
 ------------------------------------------------
                Arnold L. Chavkin


               /s/ HOWARD H. NEWMAN                              Director               December 6, 2002
 ------------------------------------------------
                 Howard H. Newman


                /s/ TED A. GARDNER                               Director               December 6, 2002
 ------------------------------------------------
                  Ted A. Gardner


               /s/ TED COLLINS, JR.                              Director               December 6, 2002
 ------------------------------------------------
                 Ted Collins, Jr.


             /s/ JAMES A. WINNE, III                             Director               December 6, 2002
 ------------------------------------------------
               James A. Winne, III

                                 CERTIFICATIONS


I, I. Jon Brumley, certify that:


1. I have reviewed this annual report on Form 10-K/A of Encore Acquisition Company (the "Company"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002             By:       /s/ I. Jon Brumley
                                      ---------------------------------------
                                   I. Jon Brumley
                                   Chairman and Chief Executive Officer

I, Morris B. Smith, certify that:


1. I have reviewed this annual report on Form 10-K/A of Encore Acquisition Company (the "Company"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 6, 2002               By:       /s/ Morris B. Smith
                                        -------------------------------------
                                     Morris B. Smith
                                     Chief Financial Officer, Treasurer,
                                     Executive Vice President
                                     and Principal Financial Officer

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