Form 10-Q/A
period 2002-03-31
ENCORE ACQUISITION CO
filed 2002-12-06
CIK 1125057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

                                Amendment No. 2


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

This Amendment No. 2 on Form 10-Q/A is being filed to add the certifications required by Section 302 and 906 of the Sarbanes/Oxley Act of 2002.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits


         99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENCORE ACQUISITION COMPANY



Date: December 6, 2002         By:       /s/ Morris B. Smith
                                   --------------------------------------------
                               Morris B. Smith
                               Chief Financial Officer, Treasurer, Executive
                               Vice President, Secretary, and Principal
                               Financial Officer


Date: December 6, 2002         By:       /s/ Robert C. Reeves
                                  --------------------------------------------
                               Robert C. Reeves
                               Vice President, Controller and Principal
                               Accounting Officer

                                 CERTIFICATIONS


I, I. Jon Brumley, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of Encore Acquisition Company (the "Company"):

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

Date: December 6, 2002            By:       /s/ I. Jon Brumley
                                      ---------------------------------------
                                   I. Jon Brumley
                                   Chairman and Chief Executive Officer

I, Morris B. Smith, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of Encore Acquisition Company (the "Company"):

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