Form 10-Q
period 2003-03-31
ENCORE ACQUISITION CO
filed 2003-05-08
CIK 1125057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
    (Mark One)

    / x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                           Commission File No. 1-16295

                           ENCORE ACQUISITION COMPANY
             (Exact name of registrant as specified in its charter)

           Delaware                                    75-2759650
-------------------------------                   ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

  777 Main Street, Suite 1400, Ft. Worth, Texas                76102
---------------------------------------------------        ------------
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

                                Yes / x / No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of May 2, 2003........30,208,215

                           ENCORE ACQUISITION COMPANY
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                       Page
Item 1. Financial Statements
  Consolidated Balance Sheets as of March 31, 2003 and
     December 31, 2002............................................       3
  Consolidated Statements of Operations for the three months
     ended March 31, 2003 and 2002................................       4
  Consolidated Statements of Stockholders' Equity for the three
     months ended March 31, 2003..................................       5
  Consolidated Statements of Cash Flows for the three
     months ended March 31, 2003 and 2002.........................       6
  Notes to Consolidated Financial Statements......................       7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.............................      11

Item 3. Quantitative and Qualitative Disclosures about Market
  Risk............................................................      15

Item 4. Controls and Procedures...................................      15

                     PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..........................      16
Signatures........................................................      17
Certifications....................................................      18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ENCORE ACQUISITION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                   MARCH 31,    DECEMBER 31,
                                                                     2003          2002
                                                                  ------------  ------------
                                                                  (unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents................................       $      8,366  $     13,057
  Accounts receivable (Net of allowance
    of $0 and $7.0 million, respectively)..................             26,111        21,981
  Deferred tax asset.......................................              3,930         4,833
  Derivative assets........................................              7,065         3,245
  Other current assets.....................................              7,233         6,349
                                                                  ------------  ------------
         Total current assets..............................             52,705        49,465
                                                                  ------------  ------------

Properties and equipment, at cost -- successful efforts method:
  Producing properties.....................................            608,533       581,012
  Undeveloped properties...................................              1,227         1,168
  Accumulated depletion, depreciation, and amortization....            (99,822)      (94,356)
                                                                  ------------  ------------
                                                                       509,938       487,824
                                                                  ------------  ------------
  Other property and equipment.............................              3,475         3,680
  Accumulated depreciation and amortization................             (2,078)       (1,917)
                                                                  ------------  ------------
                                                                         1,397         1,763
                                                                  ------------  ------------

Other assets                                                             8,858        10,844
                                                                  ------------  ------------
         Total assets......................................       $    572,898  $    549,896
                                                                  ============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................       $      7,003  $      9,650
  Derivative liabilities...................................              6,220         8,558
  Other current liabilities................................             21,799        18,768
                                                                  ------------  ------------
         Total current liabilities.........................             35,022        36,976
                                                                  ------------  ------------

Derivative liabilities.....................................              1,397         2,998
Long-term debt.............................................            158,000       166,000
Future abandonment liability...............................              4,871            --
Deferred income taxes......................................             57,349        47,656
                                                                  ------------  ------------
         Total liabilities.................................            256,639       253,630
                                                                  ------------  ------------

Commitments and contingencies..............................                 --            --

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued and outstanding................                 --            --
  Common stock, $.01 par value, 60,000,000 authorized,
    30,208,048 and 30,162,955 issued and outstanding.......                302           302
  Additional paid-in capital...............................            251,795       251,231
  Deferred compensation....................................             (2,082)       (2,396)
  Retained earnings........................................             71,702        53,724
  Accumulated other comprehensive income...................             (5,458)       (6,595)
                                                                  ------------  ------------
         Total stockholders' equity........................            316,259       296,266
                                                                  ------------  ------------

         Total liabilities and stockholders' equity........       $    572,898  $    549,896
                                                                  ============  ============

 The accompanying notes are an integral part of these consolidated financial statements.


                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                   2003          2002
                                                                ----------     --------
                                                                      (unaudited)
Revenues:
  Oil.......................................................    $   46,432     $ 26,686
  Natural gas...............................................         9,355        5,611
                                                                ----------     --------
       Total revenues.......................................        55,787       32,297

Expenses:
  Production--
     Lease operations.......................................         8,953        6,817
     Production, ad valorem, and severance taxes............         6,169        3,013
  General and administrative (excluding non-cash
     stock based compensation)..............................         2,450        1,493
  Non-cash stock based compensation.........................           145           --
  Depletion, depreciation,  and amortization................         7,783        8,559
  Derivative fair value gain................................        (1,260)        (653)
  Other operating...........................................           170          139
                                                                ----------     --------
       Total expenses.......................................        24,410       19,368
                                                                ----------     --------

Operating income............................................        31,377       12,929

Other income (expenses):
  Interest..................................................        (4,171)      (1,492)
  Other.....................................................            47           30
                                                                ----------     --------
       Total other income (expenses)........................        (4,124)      (1,462)
                                                                ----------     --------

Income before income taxes and accounting change............        27,253       11,467
Provision for income taxes - current........................          (767)        (430)
Provision for income taxes - deferred.......................        (9,371)      (3,927)
                                                                ----------     --------
Income before accounting change.............................        17,115        7,110

Cumulative effect of accounting change (net of
  income taxes of $329 and $0, respectively)................           863           --
                                                                ----------     --------

       Net income ..........................................    $   17,978     $  7,110
                                                                ==========     ========

Income per common share before accounting change:
  Basic.....................................................    $     0.57     $   0.24
  Diluted...................................................    $     0.57     $   0.24

Net income per common share:
  Basic.....................................................    $     0.60     $   0.24
  Diluted...................................................    $     0.59     $   0.24

Weighted average common shares outstanding:.................
  Basic.....................................................        30,037       30,030
  Diluted...................................................        30,221       30,052

 The accompanying notes are an integral part of these consolidated financial statements.


                           ENCORE ACQUISITION COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 2003
                                 (in thousands)
                                   (unaudited)

                                                                                              Accumulated
                                                    Additional                                   Other          Total
                                          Common     Paid-In      Deferred       Retained    Comprehensive   Stockholders'
                                          Stock      Capital    Compensation     Earnings       Income          Equity
                                          ------    ----------  ------------     --------    -------------   ------------
Balance at December 31,  2002......     $     302   $ 251,231   $     (2,396)   $   53,724   $     (6,595)    $  296,266
Exercise of stock options..........            --         733             --            --             --            733
Deferred compensation:
   Amortization of expense.........            --          --            145            --             --            145
   Other changes...................            --        (169)           169            --             --             --
Components of comprehensive income:
   Net income......................            --          --             --        17,978             --         17,978
   Change in deferred hedge loss
     (net of income taxes of $697).            --          --             --            --          1,137          1,137
                                                                                                              ----------
         Total comprehensive income                                                                               19,115
                                        ---------   ---------   ------------    ----------   ------------     ----------
Balance at March 31,  2003.........     $     302   $ 251,795   $     (2,082)   $   71,702   $     (5,458)    $  316,259
                                        =========   =========   ============    ==========   ============     ==========

                    The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ----------------------
                                                                      2003         2002
                                                                   ---------    ---------
                                                                        (unaudited)
Operating activities
Net income...................................................      $  17,978    $   7,110
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depletion, depreciation, and amortization..................          7,783        8,559
  Deferred taxes.............................................          9,371        3,927
  Non-cash stock based compensation..........................            145           --
  Cumulative change in accounting principle..................           (863)          --
  Derivative fair value gain.................................           (613)        (653)
  Other non-cash items.......................................          1,891         (470)
  Loss on disposition of assets..............................            124          147
  Changes in operating assets and liabilities:
    Accounts receivable......................................         (4,130)      (3,228)
    Other current assets.....................................         (1,328)        (700)
    Other assets.............................................           (112)       4,855
    Accounts payable and other current liabilities...........         (4,538)      (2,303)
                                                                   ---------    ---------
Cash provided by operating activities........................         25,708       17,244

Investing activities
  Proceeds from disposition of assets........................            395           35
  Purchases of other property and equipment..................            (36)        (323)
  Acquisition of oil and gas properties......................            (60)     (50,438)
  Development of oil and gas properties......................        (23,431)     (20,357)
                                                                   ---------    ---------
Cash used by investing activities............................        (23,132)     (71,083)

Financing activities
  Proceeds from long-term debt...............................         15,000       76,000
  Payments on long-term debt.................................        (23,000)     (21,000)
  Payments on note payable...................................             --       (1,107)
  Exercise of stock options..................................            733           --
                                                                   ---------    ---------
Cash provided (used) by financing activities.................         (7,267)      53,893

Increase (decrease) in cash and cash equivalents.............         (4,691)          54
Cash and cash equivalents, beginning of period...............         13,057          115
                                                                   ---------    ---------
Cash and cash equivalents, end of period.....................      $   8,366    $     169
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

2. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements of Encore include all adjustments necessary to present fairly our financial position as of March 31, 2003 and results of operations and cash flows for the three months ended March 31, 2003 and 2002. All adjustments are of a recurring nature. These interim results are not necessarily indicative of results for an entire year.

    Certain disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these financial statements should be read in conjunction with the Company's 2002 consolidated financial statements and related notes thereto included in the Company's Annual Report filed on Form 10-K.

    Employee stock options and restricted stock awards are accounted for at intrinsic value under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense is recorded for stock options that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date. If compensation expense for the stock based awards had been determined using the fair value method proscribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                              THREE MONTHS    THREE MONTHS
                                                 ENDED           ENDED
                                                MARCH 31,       MARCH 31,
                                                  2003            2002
                                              ------------    ------------
As Reported:
  Net income ...........................      $   17,978       $   7,110
  Basic net income per common share.....            0.60            0.24
  Diluted net income per common share...            0.59            0.24
  Non-cash stock based compensation.....             145              --

Pro Forma:
  Net income ...........................      $   17,646       $   6,788
  Basic net income per common share.....            0.59            0.23
  Diluted net income per common share...            0.58            0.23
  Non-cash stock based compensation.....             477             322

3. NEW ACCOUNTING STANDARDS

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which the Company adopted as of January 1, 2003. This statement requires us to record a liability in the period in which an asset retirement obligation ("ARO") is incurred, in an amount equal to the discounted estimated fair value of the obligation. Also, upon initial recognition of the liability, we must capitalize additional asset cost equal to the amount of the liability. Thereafter, each quarter, this liability is accreted up to the final cost.

    The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect adjustment to record (i) a $4.0 million increase in the carrying values of proved properties, (ii) a $2.1 million decrease in accumulated depletion, depreciation, and amortization, and (iii) a

$5.2 million increase in other non-current liabilities, and (iv) a gain of $0.9 million, net of tax, as a cumulative effect of accounting change.

    The following table shows pro forma net income and basic and diluted earnings per share as if the Company had adopted SFAS 143 as of January 1, 2002 (in thousands, except per share amounts):

                                            THREE MONTHS    THREE MONTHS
                                               ENDED           ENDED
                                              MARCH 31,       MARCH 31,
                                                2003            2002
                                            ------------    ------------
As Reported:
  Net income ............................    $  17,978       $   7,110
  Basic net income per common share......         0.60            0.24
  Diluted net income per common share....         0.59            0.24

Pro Forma:
  Net income ............................    $  17,115       $   7,480
  Basic net income per common share......         0.57            0.25
  Diluted net income per common share....         0.57            0.25

    The Company's primary asset retirement obligations relate to future plugging and abandonment expenses on our oil and natural gas properties and related facilities disposal. As of March 31, 2003, the Company had $2.5 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on our Bell Creek property. This amount is included in `Other assets' in the consolidated balance sheet. The following table summarizes the changes in the Company's total estimated liability from the amount recorded upon adoption of SFAS 143 on January 1, 2003 though March 31, 2003 (in thousands):

                                              THREE MONTHS
                                                 ENDED
                                                MARCH 31,
                                                  2003
                                              ------------
Beginning future abandonment liability...     $      4,791
  Accretion expense......................               64
  Additional liabilities incurred........               16
                                              ------------
Ending future abandonment liability......     $      4,871
                                              ============

    In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for Encore beginning January 1, 2003. Thus, we will reclassify the extraordinary loss on extinguishment of debt recorded in the second quarter of 2002 to operating income in all future filings.

4. EARNINGS PER SHARE (EPS)

    The following table sets forth basic and diluted EPS computations for the three months ended March 31 (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                   2003        2002
                                                               -----------  -----------
NUMERATOR:
Income before accounting change...........................     $    17,115  $     7,110
                                                               ===========  ===========

Net income ...............................................     $    17,978  $     7,110
                                                               ===========  ===========

DENOMINATOR:
Denominator for basic earnings per share -
  weighted average shares outstanding.....................          30,037       30,030
  Effect of dilutive securities...........................             184           22
                                                               -----------  -----------
Denominator for diluted earnings per share................          30,221       30,052
                                                               ===========  ===========

Basic income per common share before
   accounting change........................ $      0.57  $      0.24
Cumulative effect of accounting
   change, net of tax.......................        0.03           --
                                             -----------  -----------
Basic income per common share after
   accounting change........................ $      0.60  $      0.24
                                             ===========  ===========

Diluted income per common share before
   accounting change........................ $      0.57  $      0.24
Cumulative effect of accounting change,
   net of tax...............................        0.02           --
                                             -----------  -----------
Diluted income per common share after
   accounting change........................ $      0.59  $      0.24
                                             ===========  ===========

    For the quarters ended March 31, 2003 and 2002, outstanding employee stock options of 240,000 and 500,000, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

5. DERIVATIVE FINANCIAL INSTRUMENTS

    During the quarter ended March 31, 2003, current derivative assets increased $3.8 million and long-term derivative assets decreased $1.9 million, while current derivative liabilities decreased $2.3 million and long-term derivative liabilities decreased $1.6 million. These changes were due primarily to the increased value of two of our 2003 basis swaps and a decrease in the forward strip prices on certain oil contracts offset by an increase in the forward strip prices on all of our gas contracts. Also, during the quarter we recorded a $1.3 million derivative fair value gain, which was primarily due to changes in the forward LIBOR curve which caused the fair value of our interest rate swaps to increase. As our interest rate swaps do not qualify for hedge accounting, they are marked to market through 'Derivative fair value gain' on the consolidated statement of operations.

    For the quarter ended March 31, 2003, we had total comprehensive income of $19.1 million, while net income totaled $18.0 million. The difference between net income and total comprehensive income is due to a $1.1 million decrease in our deferred hedging loss in 'Accumulated Other Comprehensive Income' from $6.6 million at December 31, 2002 to $5.5 million at March 31, 2003. For the quarter ended March 31, 2002, we had a total comprehensive loss of $0.7 million, while net income totaled $7.1 million. The difference between net income and total comprehensive income is due to a $7.8 million decrease in deferred hedging gain/loss.

    The following tables summarize our open commodity hedging positions as of March 31, 2003:

OIL HEDGES AT MARCH 31, 2003

                   DAILY      FLOOR      DAILY      CAP       DAILY      SWAP
               FLOOR VOLUME   PRICE   CAP VOLUME   PRICE   SWAP VOLUME   PRICE
    PERIOD         (BBL)    (PER BBL)    (BBL)   (PER BBL)    (BBL)    (PER BBL)
    ------     ------------ --------- ---------- --------- ----------- ---------
Apr - June 2003   12,000    $  21.25    7,500    $  26.93     1,000     $ 24.50
July - Dec 2003    9,500    $  21.05    7,000    $  27.14        --     $    --
Jan - June 2004    4,500    $  21.00    4,500    $  27.94        --     $    --
July - Dec 2004      500    $  21.00      500    $  26.00        --     $    --

    In addition to the amounts noted in the table above, as of March 31, 2003, we had one short oil put contract in place covering 500 Bbls per day at a strike price of $17.00 which does not qualify for hedge accounting. Accordingly, this contract is marked to market through earnings each period. We also have several basis swaps outstanding. The following table summarizes our open basis swap positions:

                      DAILY
    PERIOD         VOLUME (BBLS)       ENCORE PAYS            ENCORE RECEIVES
    ------         -------------       -----------            ---------------
Apr - Dec 2003         3,000        Platts WTS + $1.87                NYMEX WTI
Apr - June 2003        3,000        P-Plus                                $4.76
May 2003               1,000        P-Plus                                $4.91
Apr - Dec 2003         2,000        Platts Mars              Platts WTI - $3.95
May - Dec 2003         1,000        Platts Mars              Platts WTI - $4.03

NATURAL GAS HEDGES AT MARCH 31, 2003

                   DAILY      FLOOR      DAILY      CAP       DAILY      SWAP
               FLOOR VOLUME   PRICE   CAP VOLUME   PRICE   SWAP VOLUME   PRICE
    PERIOD         (MCF)    (PER MCF)    (MCF)   (PER MCF)    (MCF)    (PER MCF)
-------------- ------------ --------- ---------- --------- ----------- ---------
Jan - Dec 2003    7,500      $ 3.17     2,500     $ 6.83      2,500     $ 3.69
Apr - Dec 2004    5,000      $ 3.25     5,000     $ 6.10         --     $   --

    The actual gains or losses we realize from our hedge transactions may vary significantly from the amounts recorded in the March 31, 2003 balance sheet due to fluctuation of prices in the commodities markets and/or fluctuations in the floating LIBOR interest rate.

INTEREST RATE DERIVATIVES

    In conjunction with the sale of its $150 million 8 3/8% Senior Subordinated Notes ("Notes") on June 25, 2002, the Company repaid all amounts outstanding under its previous credit facility on June 25, 2002, and terminated the facility on that date. At the time, the Company had three interest rate swaps outstanding, with a notional amount of $30 million each, which swapped LIBOR based floating rates for fixed rates. According to the provisions of SFAS 133, these no longer qualified for hedge accounting. The unrealized loss of $3.8 million through June 25, 2002, which was recognized in accumulated other comprehensive income, is being amortized to interest expense over the original life of the swaps. We increased interest expense by $654,000 in the first quarter of 2003 related to the amortization of this unrealized loss.

    At the end of 2002, the Company had outstanding two of the interest rate swap contracts with a notional amount of $30 million each whereby we paid a fixed rate and received LIBOR and one interest rate swap contract whereby we pay LIBOR + 3.89% and receive 8.375% on a $80 million notional amount. During January 2003, we cash settled the two $30 million floating for fixed swap contracts at a cost of $4.3 million. This resulted in a gain of $647,000 recorded in `Derivative fair value gain' on the consolidated statement of operations. The following table summarizes the Company's only remaining interest rate swap contract at March 31, 2003:

                                                                        ENCORE
   REMAINING TERM      NOTIONAL AMOUNT         ENCORE PAYS             RECEIVES
   --------------      ---------------         -----------             --------
Apr 2003 - June 2005     $80,000,000           LIBOR + 3.89%            8.375%

6. ENRON SETTLEMENT

    On December 2, 2001, Enron Corp. and certain subsidiaries, including Enron North America Corp. ("Enron"), each filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Prior to this date, the Company had entered into oil and natural gas hedging contracts with Enron, which were terminated as of December 12, 2001. According to the terms of the contract, Enron was then liable to the Company for the mark-to-market value of all contracts outstanding on that date, which totaled $6.6 million. Additionally, Enron failed to make timely payment of $0.4 million in 2001 hedge settlements. Due to the uncertainty of future collection of any or all of the amounts owed to us by Enron, the Company fully reserved this receivable at December 31, 2001. During the first quarter of 2003, due to continued uncertainty of any ultimate collection and continuing legal fees, the Company sold its entire Enron receivable to a third party for $490,000. As the receivable was fully reserved, this amount was recorded as a gain in the first quarter 2003 and included in `Other operating' in the consolidated statement of operations. The Company no longer has any claims outstanding with Enron and accordingly has eliminated its previously recorded $7 million receivable and related allowance for doubtful accounts from the accompanying consolidated balance sheet.

7.  FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This document contains forward-looking statements that involve risks and uncertainties that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors, including, but not limited to, those set forth under "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Encore's 2002 Annual Report filed on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document and Encore's 2002 Form 10-K.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

    The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Critical Accounting Policies" in Encore's 2002 Annual Report filed on Form 10-K is incorporated herein by reference. There have been no material changes to our accounting policies during the current quarter with the exception of the adoption of SFAS 143 discussed in Note 3 to the accompanying financial statements.

RESULTS OF OPERATIONS

    The following table sets forth operating information of Encore for the periods presented:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    --------------------   INCREASE
                                                       2003       2002     (DECREASE)
                                                       ----       ----     ---------
Operating Results (in thousands):
  Oil and natural gas revenues..................    $  55,787   $ 32,297   $  23,490
  Lease operations..............................        8,953      6,817       2,136
  Production, ad valorem and severance taxes....        6,169      3,013       3,156

Daily production:
  Oil volumes (Bbls)............................       18,509     15,500       3,009
  Natural gas volumes (Mcf).....................       21,475     23,967      (2,492)
  Combined volumes (BOE)........................       22,088     19,494       2,594

Average prices (net of hedging):
  Oil (per Bbl).................................    $   27.87   $  19.13    $   8.74
  Natural gas (per Mcf).........................         4.84       2.60        2.24
  Combined volumes (per BOE)....................        28.06      18.41        9.65

Average costs (per BOE):
  Lease operations..............................    $    4.50   $   3.89   $    0.61
  Production, ad valorem and severance taxes....         3.10       1.72        1.38
  G&A (excluding non-cash stock based
    compensation)...............................         1.23       0.85        0.38
  DD&A..........................................         3.92       4.88       (0.96)

COMPARISON OF QUARTER ENDED MARCH 31, 2003 TO QUARTER ENDED MARCH 31, 2002

    Set forth below is our comparison of operations during the first quarter of 2003 with the first quarter of 2002.

    REVENUES AND PRODUCTION. Oil and natural gas revenues of Encore for the first quarter of 2003 increased as compared to 2002 by $23.5 million, from $32.3 million to $55.8 million. The following table illustrates the primary components of oil and natural gas revenue for the quarters ended March 31, 2003 and 2002, as well as each quarter's respective oil and natural gas volumes (in thousands, except per unit amounts):

                                     THREE MONTHS ENDED MARCH 31,
                                      2003                    2002                  DIFFERENCE
                              --------------------    --------------------     --------------------

REVENUES:                      Revenue     $/Unit      Revenue     $/Unit       Revenue     $/Unit
                              ---------    ------     ---------    ------      ---------    ------
 Oil wellhead..............   $  52,214   $  31.34    $  26,215   $  18.79     $ 25,999    $  12.55
 Oil hedges................      (5,882)     (3.53)        (235)     (0.17)      (5,647)      (3.36)
 Enron hedges..............         100       0.06          706       0.51         (606)      (0.45)
                              ---------   --------    ---------   --------     --------    --------
      Total Oil Revenues...   $  46,432   $  27.87    $  26,686   $  19.13     $ 19,746    $   8.74
                              =========   ========    =========   ========     ========    ========

 Natural gas wellhead......   $  10,312   $   5.34    $   4,761   $   2.21     $  5,551    $   3.13
 Gas hedges................        (962)     (0.50)         452       0.21       (1,414)      (0.71)
 Enron hedges..............           5         --          398       0.18         (393)      (0.18)
                              ---------   --------    ---------   --------     --------    --------
      Total Gas Revenues...   $   9,355   $   4.84    $   5,611   $   2.60     $  3,744    $   2.24
                              =========   ========    =========   ========     ========    ========

                                           NYMEX                    NYMEX                    NYMEX
 OTHER DATA:                  Production   $/Unit     Production   $/Unit      Production   $/Unit
                              ----------   ------     ----------  --------     ----------  --------
 Oil (Bbls)................       1,666   $  33.86        1,395   $  21.64          271    $  12.22
 Gas (Mcf).................       1,933       5.91        2,157       2.49         (224)       3.42

    Total oil revenues increased $19.7 million from the first quarter of 2002 to the first quarter of 2003. This is primarily due to the 67% increase in wellhead price received over the same period last year. This increase follows general market conditions during which the average NYMEX price increased from $21.64 to $33.86 per barrel. Oil volumes also increased, from 1,395 MBbls in the first three months of 2002 to 1,666 MBbls for the same period of 2003. This was the result of the Company's successful development drilling program and the Paradox Basin acquisition completed in the third quarter of 2002. The increase in wellhead oil revenues was partially offset by an increase in payments made for hedging, which increased $5.6 million. The increase in hedging payments resulted from the increase in the average NYMEX price for oil.

    Natural gas revenues increased $3.7 million due to a $3.13 per Mcf increase in the wellhead price received, which was partially offset by a 224 MMcf decrease in production, as well as net hedging payments in the first quarter of 2003 versus net hedging receipts in the first quarter of 2002. The wellhead price increase is consistent with overall market conditions, which are reflected in an increase in the NYMEX price from $2.49 to $5.91 per Mcf over the same period last year. The decrease in production is due to natural decline in our Crockett County properties. The $1.4 million unfavorable change in hedge settlements is a result of the increase in gas prices from the first quarter of 2002 to the first quarter of 2003.

    LEASE OPERATIONS. Encore's lease operations expense for the first quarter of 2003 increased as compared to the first quarter of 2002 by $2.1 million. The increase in lease operations expense is primarily attributable to increased production in 2003 and increased expense per BOE. On a per BOE basis, lease operations expense increased from $3.89 to $4.50 due to production from the Paradox Basin properties, which have higher per BOE operating costs than the Company's historical average per BOE lease operations expense, as well as higher electricity costs on our Permian and CCA properties. This increase was lower than expected, however, due to higher production volumes and a reduced level of maintenance in the CCA.

    PRODUCTION, AD VALOREM, AND SEVERANCE TAXES. Production, ad valorem, and severance taxes for the first quarter of 2003 increased as compared to the first quarter of 2002 by approximately $3.2 million, from $3.0 million to $6.2 million. The increase in production, ad valorem, and severance taxes was a result of the substantially higher commodity prices in the first quarter of 2003 as compared to the first quarter of 2002. As a percent of oil and natural gas revenues (excluding the effects of hedges), production, ad valorem and severance taxes increased slightly, up to 9.9% from 9.7% in the first quarter of 2002. The effect of hedges are excluded from oil and natural gas revenues in the calculation of the previous percentages because this more closely reflects the method used to calculate actual production, ad valorem, and severance taxes paid to taxing authorities.

    DEPLETION, DEPRECIATION, AND AMORTIZATION (DD&A) EXPENSE. DD&A expense for the first quarter of 2003 decreased by $0.8 million as compared to the first quarter of 2002, reflecting a decrease in our DD&A rate. The DD&A rate in the first quarter of 2003 of $3.92 per BOE represents a decrease of $0.96 per BOE from the $4.88 per BOE recorded in the first quarter of 2002. The decrease is a result of an increase in reserves and the adoption of SFAS 143 on January 1, 2003 (see Note 3). Historically, consistent with industry practice, the Company assumed salvage value would be offset by plugging and abandonment expenses. However, upon the adoption of SFAS 143, the Company began subtracting the estimated salvage value of its equipment from its depreciable base in its DD&A calculation, thus lowering its per BOE rate.

    GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased $1.0 million in the first quarter of 2003 as compared to the first quarter of 2002, from $1.5 million to $2.5 million (excluding non-cash stock based compensation of $0.1 million in the first quarter of 2003). The rise in G&A was a result of increased staffing levels and non-recurring consulting services. On a per BOE basis, G&A increased to $1.23 in the first quarter of 2003 from $0.85 during the first quarter of 2002.

    INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2003 was $4.2 million compared to $1.5 million for the quarter ended March 31, 2002. The increase in interest expense is due to higher debt levels, a higher interest rate on our Notes as compared to our previous credit facility, and higher expense due to hedges. Interest expense related to hedges for the three months ended March 31, 2003 reflected in the table below represents the amortization of a mark-to-market loss on our interest rate hedges recorded in conjunction with the issuance of the Notes in the second quarter of 2002 (See Note 5). The weighted average interest rate, including hedges, for the first quarter of 2003 was 10.2% compared to 4.7% for the first quarter of 2002.

                                          THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS)                               2003              2002       DIFFERENCE
                                             ----              ----       ----------
Credit facility..................         $      102        $      985    $      (883)
8 3/8% notes due 2012............              3,141                --          3,141
Interest rate hedges.............                654               458            196
Banking fees and other...........                274                49            225
                                          ----------        ----------    -----------
          Total..................         $    4,171        $    1,492    $     2,679
                                          ==========        ==========    ===========

LIQUIDITY AND CAPITAL RESOURCES

    Principal uses of capital have been for the acquisition and development of oil and natural gas properties.

Cash Flow

    During the quarter ended March 31, 2003, net cash provided by operations was $25.7 million, an increase of $8.5 million compared to the quarter ended March 31, 2002. This increase is a result of higher oil and natural gas prices and higher oil production. Cash used by investing activities decreased from $71.1 million to $23.1 million over the same period, primarily due to the Central Permian acquisition in the first quarter of 2002 with no similar acquisition in the first quarter of 2003. Cash used by financing activities was $7.3 million in the first three months of 2003, as compared to cash provided by financing activities of $53.9 million in the first three months of 2002. The decrease is primarily attributable to borrowings used to fund the Central Permian acquisition in 2002, while high commodity prices allowed us to repay $8.0 million under our credit facility during the first quarter of 2003.

Capitalization

    At March 31, 2003, Encore had total assets of $572.9 million. Total capitalization was $474.3 million, of which 66.7% was represented by stockholders' equity and 33.3% by debt. The following table details the components of the Company's total capitalization at March 31, 2003 (in thousands):

                                           MARCH 31,
                                             2003
                                           ---------
Long-term debt....................        $  158,000
Total stockholder's equity........           316,259
                                          ----------
Total capitalization..............        $  474,259
                                          ==========

Debt Maturities

    Of our $158.0 million debt balance at March 31, 2003, $150.0 represents our Notes maturing on June 15, 2012. The remaining $8.0 million is outstanding under our revolving credit facility, from which the total amount available to us is $220.0. The maturity date of the facility is June 25, 2006.

Future Capital Requirements

    In April 2003, the Board of Directors approved an increase to Encore's 2003 capital budget in the amount of $20.0 million to begin the second phase of the high-pressure air injection ("HPAI") tertiary recovery project in the CCA. This, when added to the previously announced $105.0 million capital budget, will give the Company a capital budget of $125.0 million for 2003.

    We anticipate that our capital expenditures will total approximately $30.0 million for the second quarter of 2003. The level of these and other future expenditures and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. We plan to finance our ongoing development and acquisition expenditures using internally generated cash flow, available cash, and our existing credit facility.

    The Company believes that its capital resources from internally generated cash flows and funds available under the credit facility are adequate to meet the requirements of its business through 2004. Based on our anticipated capital investment programs, we expect to invest our internally generated cash flow to replace production volumes and enhance our waterflood programs. Additional capital may be required to pursue acquisitions and longer-term capital projects, such as our HPAI program, to increase our reserve base. Substantially all of these expenditures are discretionary and will be undertaken only if funds are available and the projected rates of return are satisfactory. Future cash flows are subject to a number of variables, including the level of oil and natural gas production volumes and prices. Operations and other capital resources may not provide cash in sufficient amounts to maintain planned levels of capital expenditures.

    The following table illustrates the Company's contractual obligations outstanding at March 31, 2003 (in thousands):

                                                      PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS          TOTAL         2003       2004 - 2005    2006 - 2007   THEREAFTER
------------------------         -----      ---------     -----------    -----------   ----------
8 3/8%  Notes..............   $  150,000    $      --     $       --     $       --    $  150,000
Revolving Credit Facility..        8,000           --             --          8,000            --
Operating Leases...........        3,561          719          1,938            691           213
                              ----------    ---------     ----------     ----------    ----------
Totals.....................   $  161,561    $     719     $    1,938     $    8,691    $  150,213
                              ==========    =========     ==========     ==========    ==========

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

    The following table indicates the average oil and natural gas prices received for the quarter ended March 31, 2003 and 2002. Average equivalent prices for 2003 and 2002 were decreased by $3.39 and increased by $0.75 per BOE, respectively, as a result of our hedging activities (including amortization of the gain on our discontinued Enron hedges). Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas production is converted to oil equivalents at the conversion rate of six Mcf per Bbl.

                                              OIL      NATURAL GAS    EQUIV. OIL
                                           (PER BBL)    (PER MCF)     (PER BOE)
                                           ---------    ---------     ---------
NET PRICE REALIZATION WITH HEDGES
Quarter ended March 31, 2003..........     $  27.87     $   4.84      $   28.06
Quarter ended March 31, 2002..........        19.13         2.60          18.40

NET PRICE REALIZATION WITHOUT HEDGES
Quarter ended March 31, 2003..........     $  31.34     $   5.34      $   31.45
Quarter ended March 31, 2002..........        18.79         2.21          17.65

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Encore's 2002 Annual Report filed on Form 10-K is incorporated herein by reference. Such information includes a description of Encore's potential exposure to market risks, including commodity price risk and interest rate risk. Encore's open commodity positions as of March 31, 2003 are presented in Note 5 to the accompanying financial statements. The fair value of our open commodity and interest rate hedges is ($0.5) million as of March 31, 2003.

    Subsequent to the first quarter of 2003, we entered into additional oil hedges. Through May 2, 2003, we entered into floors covering 2,000 Bbls per day at an average strike price of $21.75 for the first six months of 2004.

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

**10.1        Employee Severance Protection Plan

**10.2        Form of Restricted Stock Award - Executive

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**       Management compensatory plan or contract

Reports on Form 8-K

         During the three months ended March 31, 2003, the Company filed with the SEC current reports on Form 8-K on February 3, February 13, and March 27.

    The Company's February 3, 2003 Form 8-K included as an exhibit a press release announcing year end 2002 reserves, production, and finding and development costs.

    The Company's February 13, 2003 Form 8-K included as an exhibit a press release announcing full year and fourth quarter 2002 results.

    The Company's March 27, 2003 Form 8-K filing includes as an exhibit a press release announcing resignation of Gene R. Carlson, Executive Vice President and Chief Operating Officer.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENCORE ACQUISITION COMPANY

Date: May 7, 2003                      By:       /s/ Morris B. Smith
                                          --------------------------------------
                                       Morris B. Smith
                                       Chief Financial Officer, Treasurer,
                                       Executive Vice President,
                                       Secretary and Principal Financial Officer

Date: May 7, 2003                      By:       /s/ Robert C. Reeves
                                          --------------------------------------
                                       Robert C. Reeves
                                       Vice President, Controller and Principal
                                       Accounting Officer

                                 CERTIFICATIONS

I, I. Jon Brumley, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Encore Acquisition
Company:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                      By:       /s/ I. Jon Brumley
                                          --------------------------------------
                                       I. Jon Brumley
                                       Chairman and Chief Executive Officer

I, Morris B. Smith, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Encore Acquisition
Company:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                      By:       /s/ Morris B. Smith
                                          --------------------------------------
                                       Morris B. Smith
                                       Chief Financial Officer, Treasurer,
                                       Executive Vice President and Secretary

                                INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION

10.1              Employee Severance Protection Plan

10.2              Form of Restricted Stock Award - Executive

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.