Form 10-Q
period 2003-06-30
ENCORE ACQUISITION CO
filed 2003-08-11
CIK 1125057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              /x/ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       or

              / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period from _______ to ________


                         Commission file number 1-16295

                           ENCORE ACQUISITION COMPANY
             (Exact name of registrant as specified in its charter)


             Delaware                                     75-2759650
-------------------------------                      ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                       Identification Number)

   777 Main Street, Suite 1400, Fort Worth, Texas            76102
   ----------------------------------------------         ----------
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

                                 Yes /x/ No / /

Number of shares of Common Stock outstanding as of July 31, 2003......30,211,882

                           ENCORE ACQUISITION COMPANY
                                      INDEX

                                                                         PAGE
                                                                         ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  Consolidated Balance Sheets as of June 30, 2003 and
   December 31, 2002................................................       3

  Consolidated Statements of Operations for the three and six
   months ended June 30, 2003 and 2002..............................       4

  Consolidated Statements of Stockholders' Equity for the six
   months ended June 30, 2003.......................................       5

  Consolidated Statements of Cash Flows for the six
   months ended June 30, 2003 and 2002..............................       6

  Notes to Consolidated Financial Statements........................       7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................      12

Item 3. Quantitative and Qualitative Disclosure about Market
        Risk........................................................      19

Item 4. Controls and Procedures.....................................      19

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................      20

Signatures..........................................................      21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ENCORE ACQUISITION COMPANY

                           CONSOLIDATED BALANCE SHEETS
               (in thousands except shares and per share amounts)

                                                                    JUNE 30,   DECEMBER 31,
                                                                     2003          2002
                                                                  -----------  -----------
                                                                  (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ...................................   $     2,825  $    13,057
  Accounts receivable (Net of allowance of
     $0 and $7.0 million, respectively) .......................        22,357       21,981
  Deferred tax asset ..........................................         3,410        4,833
  Derivative assets ...........................................         3,081        3,245
  Other current assets ........................................         5,993        6,349
                                                                  -----------  -----------
         Total current assets .................................        37,666       49,465
                                                                  -----------  -----------
Properties and equipment, at cost -- successful efforts
  method:
  Producing properties ........................................       631,458      581,012
  Undeveloped properties ......................................         1,282        1,168
  Accumulated depletion, depreciation, and amortization .......      (107,234)     (94,356)
                                                                  -----------  -----------
                                                                      525,506      487,824
                                                                  -----------  -----------
  Other property and equipment ................................         3,660        3,680
  Accumulated depreciation ....................................        (2,259)      (1,917)
                                                                  -----------  -----------
                                                                        1,401        1,763
                                                                  -----------  -----------
Other assets ..................................................        17,348       10,844
                                                                  -----------  -----------
         Total assets .........................................   $   581,921  $   549,896
                                                                  ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................   $     6,775  $     9,650
  Derivative liabilities ......................................         6,257        8,558
  Other current liabilities ...................................        19,175       18,768
                                                                  -----------  -----------
         Total current liabilities ............................        32,207       36,976
                                                                  -----------  -----------

Long-term debt ................................................       150,000      166,000
Deferred income taxes .........................................        65,050       47,656
Other non-current liabilities .................................         5,421        2,998
                                                                  -----------  -----------
         Total liabilities ....................................       252,678      253,630
                                                                  -----------  -----------

Commitments and contingencies..................................
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ...............................            --           --
  Common stock, $.01 par value, 60,000,000 authorized,
    30,211,215 and 30,162,955 issued and outstanding ..........           302          302
  Additional paid-in capital ..................................       251,869      251,231
  Deferred compensation .......................................        (1,962)      (2,396)
  Retained earnings ...........................................        85,935       53,724
  Accumulated other comprehensive income ......................        (6,901)      (6,595)
                                                                  -----------  -----------
         Total stockholders' equity ...........................       329,243      296,266
                                                                  -----------  -----------
         Total liabilities and stockholders' equity ...........   $   581,921  $   549,896
                                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                JUNE 30,                  JUNE 30,
                                                                         ----------------------    ----------------------
                                                                            2003        2002         2003          2002
                                                                         ---------    ---------    ---------    ---------
Revenues:
  Oil ................................................................   $  40,704    $  31,683    $  87,136    $  58,369
  Natural gas ........................................................      10,539        6,124       19,894       11,735
                                                                         ---------    ---------    ---------    ---------
Total revenues .......................................................      51,243       37,807      107,030       70,104

Expenses:
  Production --
     Lease operations ................................................       9,140        6,567       18,093       13,384
     Production, ad valorem, and severance taxes .....................       5,095        3,546       11,264        6,559
  General and administrative (excluding non-cash stock
    based compensation) ..............................................       2,340        1,384        4,790        2,877
  Non-cash stock based compensation ..................................         150           --          295           --
  Depletion, depreciation, and amortization ..........................       7,703        8,773       15,486       17,332
  Derivative fair value gain .........................................        (576)         (26)      (1,836)        (679)
  Other operating ....................................................         712          612          882          751
                                                                         ---------    ---------    ---------    ---------
Total expenses .......................................................      24,564       20,856       48,974       40,224
                                                                         ---------    ---------    ---------    ---------
Operating income .....................................................      26,679       16,951       58,056       29,880
                                                                         ---------    ---------    ---------    ---------
Other income (expenses):
  Interest ...........................................................      (4,039)      (2,222)      (8,210)      (3,714)
  Other ..............................................................          39          (10)          86           20
                                                                         ---------    ---------    ---------    ---------
Total other income (expenses) ........................................      (4,000)      (2,232)      (8,124)      (3,694)
                                                                         ---------    ---------    ---------    ---------
Income before income taxes and cumulative effect of
  accounting change ..................................................      22,679       14,719       49,932       26,186
Current income tax provision .........................................        (591)         (30)      (1,358)        (460)
Deferred income tax provision ........................................      (7,855)      (5,563)     (17,226)      (9,490)
                                                                         ---------    ---------    ---------    ---------
Income before cumulative effect of accounting change .................      14,233        9,126       31,348       16,236

Cumulative effect of accounting change, net of income
  taxes of $529 ......................................................          --           --          863           --
                                                                         ---------    ---------    ---------    ---------
Net income ...........................................................   $  14,233    $   9,126    $  32,211    $  16,236
                                                                         =========    =========    =========    =========

Income before cumulative effect of accounting change per common share:
  Basic ..............................................................   $    0.47    $    0.30    $    1.04    $    0.54
  Diluted ............................................................        0.47         0.30         1.04         0.54

Net income per common share:
  Basic ..............................................................   $    0.47    $    0.30    $    1.07    $    0.54
  Diluted ............................................................        0.47         0.30         1.06         0.54

Weighted average common shares outstanding:
  Basic ..............................................................      30,089       30,030       30,063       30,030
  Diluted ............................................................      30,284       30,184       30,253       30,118

The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  JUNE 30, 2003
                                 (in thousands)
                                   (unaudited)

                                                                                                  Accumulated
                                                         Additional                                 Other           Total
                                             Common       Paid-In      Deferred      Retained    Comprehensive   Stockholders'
                                             Stock        Capital    Compensation    Earnings       Income          Equity
                                          -----------   -----------  ------------  -----------    ------------    -----------
Balance at December 31, 2002 ......       $       302   $   251,231  $    (2,396)  $    53,724     $    (6,595)   $   296,266
Exercise of stock options .........                --           777           --            --              --            777
Deferred compensation:
   Amortization of expense ........                --            --          295            --              --            295
   Other changes ..................                --          (139)         139            --              --             --
Components of comprehensive income:
   Net income .....................                --            --           --        32,211              --         32,211
   Change in deferred hedge loss
       (net of income taxes of
       $188).......................                --            --           --            --            (306)          (306)
                                                                                                                  -----------
         Total comprehensive income                                                                                    31,905
                                          -----------   -----------  -----------   -----------     -----------    -----------
Balance at June 30,  2003 .........       $       302   $   251,869  $    (1,962)  $    85,935     $    (6,901)   $   329,243
                                          ===========   ===========  ===========   ===========     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                  2003          2002
                                                                ---------    ---------
Operating activities
  Net income ................................................   $  32,211    $  16,236
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depletion, depreciation, and amortization ...............      15,486       17,332
    Deferred taxes ..........................................      17,226        9,490
    Non-cash stock based compensation .......................         295           --
    Cumulative effect of accounting change ..................        (863)          --
    Non-cash derivative mark-to-market ......................        (892)        (679)
    Other non-cash items ....................................       3,472         (493)
    Loss on disposition of assets ...........................         129          188
  Changes in operating assets and liabilities:
    Accounts receivable .....................................        (376)      (2,218)
    Other current assets ....................................        (692)      (4,920)
    Other assets ............................................      (7,456)       3,277
    Accounts payable and other current liabilities ..........      (7,390)        (697)
                                                                ---------    ---------
Cash provided by operating  activities ......................      51,150       37,516

Investing activities
  Proceeds from disposition of assets .......................         590          356
  Purchases of other property and equipment .................        (292)        (400)
  Acquisition of oil and natural gas properties .............        (259)     (59,532)
  Development of oil and natural gas properties .............     (46,198)     (40,845)
                                                                ---------    ---------
Cash used by investing activities ...........................     (46,159)    (100,421)

Financing activities
  Proceeds from long-term debt ..............................      24,500      255,000
  Payments on long-term debt ................................     (40,500)    (183,000)
  Payments for debt issuance costs ..........................          --       (5,686)
  Payments on note payable ..................................          --       (1,107)
  Exercise of stock options..................................         777           --
                                                                ---------    ---------
Cash provided by (used by) financing activities .............     (15,223)      65,207

Increase (decrease) in cash and cash equivalents ............     (10,232)       2,302
Cash and cash equivalents, beginning of period ..............      13,057          115
                                                                ---------    ---------
Cash and cash equivalents, end of period ....................   $   2,825    $   2,417
                                                                =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (unaudited)

1. FORMATION OF ENCORE

     Encore Acquisition Company ("Encore" or the "Company"), a Delaware corporation, is an independent (non-integrated) oil and natural gas company in the United States. We were organized in April 1998 and are engaged in the acquisition, development, exploitation and production of North American oil and natural gas reserves. As of June 30, 2003, our oil and natural gas reserves are concentrated in fields located in the Williston Basin of Montana and North Dakota, the Permian Basin of Texas and New Mexico, the Anadarko Basin of Oklahoma, the Powder River Basin of Montana, and the Paradox Basin of Utah.

2. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of Encore include all adjustments necessary to present fairly our financial position as of June 30, 2003 and results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. All adjustments are of a recurring nature. These interim results are not necessarily indicative of results for an entire year.

     Certain disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these financial statements should be read in conjunction with the Company's 2002 consolidated financial statements and related notes thereto included in the Company's Annual Report filed on Form 10-K.

     Employee stock options and restricted stock awards are accounted for at intrinsic value under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense is recorded for stock options that are granted to employees or non-employee directors with an exercise price equal to or above the Company's stock price on the date of grant. If employee stock options and restricted stock awards were accounted for at fair value under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's reported net income and net income per share amounts would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
                                              ----------------------   -----------------------
                                                  2003        2002         2003          2002
                                              ----------   ---------   ----------   ----------
As Reported:
  Net income ..............................   $   14,233   $   9,126   $   32,211   $   16,236
  Basic net income per common share .......         0.47        0.30         1.07         0.54
  Diluted net income per common share .....         0.47        0.30         1.06         0.54
  Non-cash stock based compensation, net of
       tax ................................           95          --          186           --

Pro Forma:
  Net income ..............................   $   13,805   $   8,790   $   31,451   $   15,578
  Basic net income per common share .......         0.46        0.29         1.05         0.52
  Diluted net income per common share .....         0.46        0.29         1.04         0.52
  Non-cash stock based compensation, net of
       tax ................................          523         336          946          658

     Currently, the FASB and representatives of the SEC accounting staff are engaged in discussions on the issue of whether SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangibles", which were effective June 30, 2001, called for mineral rights held under a lease or other contractual arrangement to be classified on the balance sheet as intangible assets and accompanied by specific footnote disclosures. Historically, oil and gas companies, including Encore, have included these costs with all other oil and gas property costs in Property, Plant, and Equipment on the consolidated balance sheet.

     In the event this interpretation is adopted, a substantial portion of the acquisition costs of oil and gas properties would be required to be classified on the balance sheet as an intangible asset. The Company believes this interpretation would not have a material effect on our results of operations for the periods presented or in the future as these intangible assets would be depleted using the units of production method in a manner consistent with the method currently used to calculate depletion, depreciation, and amortization expense ("DD&A") on those assets.

3. NEW ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which the Company adopted as of January 1, 2003. This statement requires that we now record a liability in the period in which an asset retirement obligation is incurred, in an amount equal to the discounted estimated fair value of the obligation. Also, upon initial recognition of the liability, we must capitalize additional asset cost equal to the amount of the liability. Thereafter, each quarter, this liability is accreted and, if needed, adjusted up to the final cost.

     The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect adjustment to record (i) a $4.0 million increase in the carrying values of proved properties, (ii) a $2.1 million decrease in accumulated depletion, depreciation, and amortization, and (iii) a $5.2 million increase in other non-current liabilities, and (iv) a cumulative effect of accounting change gain of $0.9 million, net of tax.

     The following table shows net income and basic and diluted earnings per share as reported, as well as pro forma amounts as if the Company had adopted SFAS 143 prior to January 1, 2002 (in thousands, except per share amounts):

                                            SIX MONTHS ENDED
                                                 JUNE 30,
                                        -----------------------
                                            2003        2002
                                        ----------   ----------
As Reported:
  Net income ........................   $   32,211   $   16,236
  Basic net income per common share .         1.07         0.54
  Diluted net income per common share         1.06         0.54

Pro Forma:
  Net income ........................   $   31,348   $   16,334
  Basic net income per common share .         1.04         0.54
  Diluted net income per common share         1.04         0.54

     The Company's primary asset retirement obligations relate to future plugging and abandonment expenses on our oil and natural gas properties and related facilities disposal. As of June 30, 2003, the Company had $2.6 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on our Bell Creek property. This amount is included in 'Other assets' in the accompanying Consolidated Balance Sheet. The following table summarizes the changes in the Company's future abandonment liability from the initial liability, recorded upon adoption of SFAS 143 on January 1, 2003, through June 30, 2003 (in thousands):

                                                                     SIX MONTHS
                                                                        ENDED
                                                                       JUNE 30,
                                                                         2003
                                                                     ----------
Future abandonment liability at January 1, 2003................      $    4,791
  Accretion expense ...........................................             130
  Additional liability incurred ...............................              30
                                                                     ----------
Future abandonment liability at June 30, 2003..................      $    4,951
                                                                     ==========

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 eliminates SFAS 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. As a result, beginning January 1, 2003, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. As the extraordinary loss on extinguishment of debt recorded in the second quarter of 2002 of $0.2 million, net of tax, does not meet the criteria of Opinion 30, it has been reclassified to 'Operating income' in the Consolidated Statements of Operations for the three and six months ended June 30, 2002. Additionally, the extraordinary loss on extinguishment of debt has been reclassified in the Consolidated Statement of Cash Flows for the six months ended June 30 to conform to this new presentation.

4. EARNINGS PER SHARE ("EPS")

     The following table sets forth basic and diluted EPS computations for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):

                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                              JUNE 30,                  JUNE 30,
                                                                    -------------------------   ------------------------
                                                                        2003          2002          2003         2002
                                                                    -----------   -----------   -----------   ----------
NUMERATOR:
Income before cumulative effect of accounting change ........       $    14,233   $     9,126   $    31,348  $    16,236
                                                                    ===========   ===========   ===========   ==========
Net income ..................................................       $    14,233   $     9,126   $    32,211  $    16,236
                                                                    ===========   ===========   ===========   ==========
DENOMINATOR:
Denominator for basic earnings per share -
  weighted average shares outstanding .......................            30,089        30,030        30,063       30,030
Effect of dilutive securities ...............................               195           154           190           88
                                                                    -----------   -----------   -----------   ----------
Denominator for diluted earnings per share ..................            30,284        30,184        30,253       30,118
                                                                    ===========   ===========   ===========   ==========
BASIC PER COMMON SHARE:
Income before cumulative effect of accounting change ........       $      0.47   $      0.30   $      1.04   $     0.54
Cumulative effect of accounting change, net of income taxes .                --            --          0.03           --
                                                                    -----------   -----------   -----------   ----------
Net income ..................................................       $      0.47   $      0.30   $      1.07   $     0.54
                                                                    ===========   ===========   ===========   ==========
DILUTED PER COMMON SHARE:
Income before cumulative effect of accounting change ........       $      0.47   $      0.30   $      1.04   $     0.54
Cumulative effect of accounting change, net of income taxes .                --            --          0.02           --
                                                                    -----------   -----------   -----------   ----------
Net income ..................................................       $      0.47   $      0.30   $      1.06   $     0.54
                                                                    ===========   ===========   ===========   ==========

     For the three months ended June 30, 2003 and 2002, outstanding employee stock options of 240,000 and zero, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive, as the strike price of these options exceeded the average price of the Company's common stock during the quarter.

5. DERIVATIVE FINANCIAL INSTRUMENTS

    For the three months ended June 30, 2003 we recorded a $0.6 million derivative fair value gain, which was primarily due to an overall decrease in the forward LIBOR curve which caused the fair value of our interest rate swap to increase. As our interest rate swap does not qualify for hedge accounting, it is marked to market through 'Derivative fair value gain' on the Consolidated Statement of Operations each period.

     The following tables summarize our open commodity hedging positions as of June 30, 2003:

OIL HEDGES AT JUNE 30, 2003

                               DAILY        FLOOR      DAILY        CAP
                           FLOOR VOLUME     PRICE    CAP VOLUME    PRICE
      PERIOD                   (Bbl)      (PER Bbl)    (Bbl)     (PER Bbl)
      ------               ------------   ---------  ----------  ---------
July - Dec 2003.......         9,500       $ 21.05     7,000      $ 27.14
Jan - June 2004.......         8,500         21.41     5,500        28.39
July - Dec 2004.......         4,500         21.44     3,000        28.52

     In addition to the amounts noted in the table above, as of June 30, 2003, we had one short oil put contract in place covering 500 Bbls per day at a strike price of $17.00 which does not qualify for hedge accounting. Accordingly, this contract is marked to market through earnings each period. In order to more effectively hedge the cash flows received on our oil production, the Company uses basis swaps in conjunction with NYMEX based oil hedging contracts. As these do not change the Company's overall hedged volumes, they have not been presented separately.

NATURAL GAS HEDGES AT JUNE 30, 2003

                            DAILY       FLOOR       DAILY          CAP        DAILY        SWAP
                        FLOOR VOLUME    PRICE    CAP VOLUME       PRICE    SWAP VOLUME     PRICE
        PERIOD             (Mcf)      (PER Mcf)     (Mcf)       (PER Mcf)     (Mcf)      (PER Mcf)
        ------          ------------  ---------  ----------     ---------  -----------   ---------
July - Dec 2003...          7,500      $ 3.17       2,500        $ 6.83       2,500       $ 3.69
Aug - Dec 2003....             --          --          --            --       2,500         5.59
2004..............         10,000        3.75       5,000          6.10       2,500         5.19
2005..............             --          --          --            --       2,500         4.80

     The natural gas based contracts above originally are based on NYMEX or certain other price points. In order to more effectively hedge the cash flows received on our natural gas production, the Company uses basis swaps to change a NYMEX based natural gas hedging contract to a different underlying price point. As these do not change the Company's overall hedged volumes, they have not been presented separately.

INTEREST RATE DERIVATIVES

     In conjunction with the sale of our $150 million 8 3/8% Senior Subordinated Notes (the "Notes") on June 25, 2002, the Company repaid all amounts outstanding under our previous credit facility on June 25, 2002, and terminated the facility on that date. At the time, the Company had three interest rate swaps outstanding, with a notional amount of $30 million each, which swapped LIBOR based floating rates for fixed rates. According to the provisions of SFAS 133, these no longer qualified for hedge accounting. The unrealized loss of $3.8 million at June 25, 2002 was recognized in accumulated other comprehensive income at that date and is being amortized to interest expense over the original life of the swaps. We increased interest expense by $1.2 million in the first six months of 2003 through amortization of this unrealized loss from other comprehensive income.

     At the end of 2002, the Company had outstanding two of the previously mentioned $30 million floating for fixed interest rate swap contracts and one additional interest rate swap contract whereby we pay LIBOR + 3.89% and receive 8.375% on a $80 million notional amount. During January 2003, we cash settled the two $30 million floating for fixed swap contracts at a total cost of $4.3 million. This resulted in a gain of $647,000 recorded in 'Derivative fair value gain' on the Consolidated Statement of Operations. The following table summarizes the Company's only remaining interest rate swap contract at June 30, 2003:

                                                                       ENCORE
CONTRACT EXPIRATION       NOTIONAL AMOUNT          ENCORE PAYS        RECEIVES
-------------------       ---------------          -----------        --------
June 2005........           $80,000,000           LIBOR + 3.89%        8.375%

     As this contract does not qualify for hedge accounting, changes in its fair market value are recorded in 'Derivative fair value gain' on the Consolidated Statement of Operations.

     The actual gains or losses we realize from our derivative transactions may vary significantly from the amounts recorded in the June 30, 2003 Consolidated Balance Sheet due to fluctuation of prices in the commodities markets and/or fluctuations in the floating LIBOR interest rate.

6. COMPREHENSIVE INCOME

     For the six months ended June 30, 2003, we had total comprehensive income of $31.9 million, while net income totaled $32.2 million. The difference between net income and total comprehensive income is due to a $0.3 million change in our deferred hedging gain/loss in 'Accumulated Other Comprehensive Income' from $6.6 million at December 31, 2002 to $6.9 million at June 30, 2003. For the six months ended June 30, 2002, we had a total comprehensive income of $6.8 million, while net income totaled $16.2 million. The difference between net income and total comprehensive income is due to a $9.4 million change in deferred hedging gain/loss.

     For the three months ended June 30, 2003, we had total comprehensive income of $12.8 million, while net income totaled $14.2 million. The difference between net income and total comprehensive income is due to a $1.4 million change in our deferred hedging loss in 'Accumulated Other Comprehensive Income' from a deferred loss of $5.5 million at March 30, 2003 to a deferred loss of $6.9 million at June 30, 2003. For the three months ended June 30, 2002, we had a total comprehensive income of $7.5 million, while net income totaled $9.1 million. The difference between net income and total comprehensive income is due to a $1.6 million increase in our deferred hedging loss.

7. FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

     As of June 30, 2003, all of the Company's subsidiaries were subsidiary guarantors of the Notes. Since (i) each subsidiary guarantor is 100% owned by the Company, (ii) the Company has no assets or operations that are independent of its subsidiaries, (iii) the subsidiary guarantees are full and unconditional and joint and several and (iv) all of the Company's subsidiaries are subsidiary guarantors, the Company has not included the financial statements of each subsidiary in this report. The subsidiary guarantors may without restriction transfer funds to the Company in the form of cash dividends, loans and advances.

8. PROPERTY PURCHASE

     On July 31, 2003, the Company closed the purchase of interests in natural gas properties in Northern Louisiana from a group of private sellers at a cost of $52.5 million subject to additional post-closing adjustments. The purchase was effective June 1, 2003. The properties are located in the Elm Grove Field in Bossier Parish, Louisiana and are non-operated working interests ranging from 2% to 38% across 1,800 net acres in 15 sections. In addition, Encore has acquired approximately 1,500 net acres of deep rights. Current net production from the interests average 7,200 MCFE per day, and there are two active development drilling projects underway.

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

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

     The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Critical Accounting Policies" in Encore's 2002 Annual Report filed on Form 10-K is incorporated herein by reference. There have been no material changes to our accounting policies since December 31, 2003 with the exception of the adoption of SFAS 143 and SFAS 145 discussed in Note 3 to the accompanying financial statements. See also discussion in Note 2 to the accompanying financial statements of SFAS 141 and SFAS 142 and the related possible interpretation of these statements by the FASB and the SEC and their potential impact on the Company's financial statements.

RESULTS OF OPERATIONS

     The following table sets forth selected operating information for the periods presented:

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                   ---------------------------------   -------------------------------------
                                                                          INCREASE /                              INCREASE /
                                                      2003       2002     (DECREASE)       2003         2002      (DECREASE)
                                                   ---------  ---------   ----------   -----------   ----------   ----------
Operating Results (in thousands):
  Oil and natural gas revenues..................   $  51,243  $  37,807   $   13,436   $   107,030   $   70,104   $   36,926
  Lease operations..............................       9,140      6,567        2,573        18,093       13,384        4,709
  Production, ad valorem, and severance taxes...       5,095      3,546        1,549        11,264        6,559        4,705

Daily sales volumes:
  Oil volumes (Bbls)............................      17,755     15,714        2,041        18,130       15,602        2,528
  Natural gas volumes (Mcf).....................      21,858     22,275         (417)       21,667       23,122       (1,455)
  Combined volumes (BOE)........................      21,398     19,427         1,971       21,741       19,456        2,285

Average prices:
  Oil (per Bbl).................................    $   25.19  $   22.16  $      3.03  $     26.55   $    20.67   $    5.88
  Natural gas (per Mcf).........................         5.30       3.02         2.28         5.07         2.80        2.27
  Combined volumes (per BOE)....................        26.32      21.39         4.93        27.20        19.91        7.29

Selected operating expenses per BOE:
  Lease operations..............................    $    4.69  $    3.71  $      0.98  $      4.60   $     3.80   $    0.80
  Production, ad valorem, and severance taxes...         2.62       2.01         0.61         2.86         1.86        1.00
  G&A (excluding non-cash stock based
       compensation)............................         1.20       0.78         0.42         1.22         0.82        0.40
  DD&A..........................................         3.96       4.96        (1.00)        3.94         4.92       (0.98)

COMPARISON OF QUARTER ENDED JUNE 30, 2003 TO QUARTER ENDED JUNE 30, 2002

     Set forth below is our comparison of operations during the second quarter of 2003 with the second quarter of 2002.

     REVENUES AND SALES VOLUMES. Oil and natural gas revenues of Encore for the second quarter of 2003 increased as compared to 2002 by $13.4 million, from $37.8 million to $51.2 million. The following table illustrates the primary components of oil and natural gas revenue for the three months ended June 30, 2003 and 2002, as well as each quarter's respective oil and natural gas volumes (in thousands, except per unit amounts):

                                         THREE MONTHS ENDED JUNE 30,
                          -----------------------------------------------------           INCREASE /
                                      2003                       2002                     (DECREASE)
                          -------------------------    ------------------------    ------------------------
REVENUES:                    REVENUE       $/UNIT        REVENUE       $/UNIT        REVENUE       $/UNIT
                          ------------   ----------    ----------    ----------    -----------   ----------
Oil wellhead............   $    43,262   $    26.77    $   33,446    $    23.39    $     9,816   $     3.38
Oil hedges..............        (2,658)       (1.64)       (2,469)        (1.73)          (189)        0.09
Enron gain amortization.           100         0.06           706          0.50           (606)       (0.44)
                          ------------   ----------    ----------    ----------    -----------   ----------
     Oil Revenues.......   $    40,704   $    25.19    $   31,683    $    22.16    $     9,021   $     3.03
                          ============   ==========    ==========    ==========    ===========   ==========
Natural gas wellhead....   $    11,040   $     5.55    $    6,051    $     2.99    $     4,989   $     2.56
Gas hedges..............          (506)       (0.25)         (325)        (0.17)          (181)       (0.08)
Enron gain amortization.             5           --           398          0.20           (393)       (0.20)
                          ------------   ----------    ----------    ----------    -----------   ----------
     Gas Revenues.......  $     10,539   $     5.30    $    6,124    $     3.02    $     4,415   $     2.28
                          ============   ==========    ==========    ==========    ===========   ==========


                                           Average                    Average                     Average
                              Sales         NYMEX        Sales         NYMEX          Sales        NYMEX
OTHER DATA:                  Volumes       $/Unit        Volumes       $/Unit        Volumes      $/Unit
                          ------------   ----------    ----------    ----------    -----------   ----------
Oil (Bbls)..............         1,616   $    28.91         1,430    $    26.25            186   $     2.66
Gas (Mcf)...............         1,989         5.74         2,027          3.40            (38)        2.34
Combined (BOE) .........         1,947                      1,768                          179

     Oil revenues increased from second quarter 2002 to second quarter 2003 by $9.0 million, due to increased volumes and a higher average wellhead price received. Oil volumes for the quarter ended June 30, 2003 increased 186 MBbls due to our successful development drilling program and the Paradox Basin acquisition, which closed in the second half of 2002. Our average wellhead oil price increased $3.38 per Bbl in the second quarter of 2003 over the same period in 2002 primarily as a result of an increase in the overall market price for oil as reflected in the $2.66 per Bbl increase in the average NYMEX price over the same period. This increase in wellhead revenues was offset slightly by an increase in hedging payments of $0.2 million and a decrease in the Enron gain amortization of $0.6 million from the second quarter of 2002 to the second quarter of 2003.

     Natural gas revenues increased by $4.4 million, or $2.28 per Mcf, in the second quarter of 2003 from the second quarter of 2002 due to an increase in the average wellhead price received, partially offset by a $0.2 million increase in hedging payments and a decrease of $0.4 million in the Enron gain amortization. The increase in our average wellhead price received for the quarter of $2.56 is consistent with the increase in the overall market price for gas, as reflected by the increase in the average NYMEX price per Mcf of $2.34 over the same period.

     LEASE OPERATIONS. Lease operations expense for the second quarter of 2003 increased as compared to the second quarter of 2002 by $2.6 million. The increase is primarily attributable to increased production volumes and an increase in the per BOE rate. On a per BOE basis, lease operations expense increased from $3.71 to $4.69 from the second quarter of 2002 to the second quarter of 2003, due to the Paradox Basin properties, which have higher per BOE operating costs than the Company's historical average per BOE lease operations expense, as well as higher electricity costs on our Permian and Cedar Creek Anticline ("CCA") properties. However, the Company's average per BOE rate for the second quarter of 2003 was lower than expected, reflecting higher than anticipated production and lower than anticipated maintenance costs in the CCA.

     PRODUCTION, AD VALOREM, AND SEVERANCE TAXES. Production, ad valorem, and severance taxes for the second quarter of 2003 increased as compared to the second quarter of 2002 by approximately $1.5 million. This increase was primarily a result of higher revenues. As a percent of oil and natural gas revenues (excluding the effects of hedges), production, ad valorem, and severance taxes for the second quarter of 2003 remained comparable to the second quarter of 2002, up to 9.4% from 9.0%. The effect of hedges are excluded from oil and natural gas revenues in the calculation of these percentages because this method more closely reflects the method used to calculate actual production, ad valorem, and severance taxes paid to taxing authorities.

     DEPLETION, DEPRECIATION, AND AMORTIZATION ("DD&A") EXPENSE. DD&A expense for the second quarter of 2003 decreased by $1.1 million as compared to the second quarter of 2002, due to a $1.00 decrease in the per BOE rate partially offset by an increase in production. The decrease in the per BOE rate is a result of an increase in reserves and the adoption of SFAS 143 on January 1, 2003 (see Note 3 to the accompanying financial statements). Historically, consistent with industry practice, the Company assumed salvage value would be offset by plugging and abandonment expenses. However, upon adoption of SFAS 143, the Company began subtracting the estimated salvage value of its equipment from its depreciable base in its DD&A calculation, thus lowering our per BOE rate.

     GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. G&A expense (excluding non-cash stock based compensation) increased $1.0 million for the second quarter of 2003 as compared to the second quarter of 2002. This increase is a result of increased staffing levels and consulting services, which also caused a $0.42 increase in the per BOE rate. We believe G&A expense per BOE will remain at approximately $1.20 in the third quarter as the Company continues to review oil and natural gas properties currently on the market and incur incremental related expenses.

     NON-CASH STOCK BASED COMPENSATION EXPENSE. No amount was recorded during the three months ended June 30, 2002 related to non-cash stock based compensation expense, while $0.2 million was recorded during the three months ended June 30, 2003. This expense represents the amortization of deferred compensation. The deferred compensation recorded in equity relates to restricted stock granted at the end of 2002 under the 2000 Incentive Stock Plan and is being amortized to expense over the vesting period of the stock.

     INTEREST EXPENSE. Interest expense increased $1.8 million in the quarter ended June 30, 2003 from the quarter ended June 30, 2002. The increase in interest expense is due to an increase in the weighted average interest rate offset by a slight decrease in weighted average debt. The weighted average interest rate, net of hedges, for the second quarter of 2003 was 10.7% compared to 5.5% for the second quarter of 2002. This higher rate is the result of the Notes, issued in June 2002, with a higher 8 3/8 % fixed rate being the primary component of the Company's total indebtedness during the first half of 2003, while the revolving credit facility with a lower floating rate was the primary component in the first half of 2002. The following table illustrates the components of interest expense for the three months ended June 30, 2003 and 2002 (in thousands):

                                          THREE MONTHS ENDED JUNE 30,
                                          ------------------------------   INCREASE /
                                             2003               2002        (DECREASE)
                                          -----------       ------------   ------------
8 3/8% notes due 2012.............        $     3,141       $        207   $      2,934
Revolving credit facility.........                 15              1,079         (1,064)
Interest rate hedges..............                544 (1)            858           (314)
Banking fees and other...........                 339                 78            261
                                          -----------       ------------   ------------
          Total..................         $     4,039       $      2,222   $      1,817
                                          ===========       ============   ============

(1) Amount represents non-cash amortization of the unrealized loss in other comprehensive income of interest rate swaps outstanding which no longer qualified for hedge accounting. See Note 5 to the accompanying financial statements.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

     Set forth below is our comparison of operations during the first six months of 2003 with the first six months of 2002.

     REVENUES AND SALES VOLUMES. Oil and natural gas revenues of Encore for the six months ended June 30, 2003 increased as compared to 2002 by $36.9 million, from $70.1 million to $107.0 million. The following table illustrates the primary components of oil and natural gas revenue for the six months ended June 30, 2003 and 2002, as well as each period's respective oil and natural gas volumes (in thousands, except per unit amounts):

                                            SIX MONTHS ENDED JUNE 30,
                           ------------------------------------------------------          INCREASE /
                                       2003                         2002                   (DECREASE)
                           --------------------------    ------------------------    ------------------------
REVENUES:                    REVENUE         $/UNIT        REVENUE       $/UNIT       REVENUE        $/UNIT
                           -----------     ----------    -----------    ---------    ----------    ----------
Oil wellhead............   $    95,476     $    29.10    $    59,661    $   21.13    $   35,815    $     7.97
Oil hedges..............        (8,540)         (2.61)        (2,703)       (0.96)       (5,837)        (1.65)
Enron gain amortization.           200           0.06          1,411         0.50        (1,211)        (0.44)
                           -----------     ----------    -----------    ---------    ----------    ----------
     Oil Revenues.......   $    87,136     $    26.55    $    58,369    $   20.67    $   28,767    $     5.88
                           ===========     ==========    ===========    =========    ==========    ==========
Natural gas wellhead....   $    21,352     $     5.44    $    10,812    $    2.58    $   10,540    $     2.86
Gas hedges..............        (1,468)         (0.37)           126         0.03        (1,594)        (0.40)
Enron gain amortization.            10             --            797         0.19          (787)        (0.19)
                           -----------     ----------    -----------    ---------    ----------    ----------
     Gas Revenues.......   $    19,894     $     5.07    $    11,735    $    2.80    $    8,159    $     2.27
                           ===========     ==========    ===========    =========    ==========    ==========

                                         Average                Average                Average
                               Sales      NYMEX       Sales      NYMEX       Sales      NYMEX
OTHER DATA:                   Volumes    $/Unit      Volumes    $/Unit      Volumes     $/Unit
                               -----    --------      -----    --------     -------    --------
Oil (Bbls)..............       3,281    $  31.39      2,824    $  23.95        457     $   7.44
Gas (Mcf)...............       3,922        5.82      4,185        2.95       (263)        2.87
Combined (BOE) .........       3,935                  3,522                    413

     Oil revenues increased $28.8 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due to higher sales volumes and a higher average wellhead price received. Oil sales volumes increased 457 MBbls, resulting from our development drilling program and the Paradox Basin acquisition, which closed in the third quarter of 2002. The average wellhead price received for the first half of 2003 increased $7.97 per Bbl, which when combined with the increase in sales volumes for the period, caused a $35.8 million increase in oil wellhead revenues. However, this increase was offset by a $5.8 million increase in hedging payments during the first six months of 2003 as compared to the first six months of 2002 resulting from the higher average NYMEX price during the first half of 2003 over the same period in 2002. The increase in wellhead oil revenues was also reduced by a reduction in the Enron gain amortization during the first half of 2003 as compared to the corresponding period in 2002, dropping by $1.2 million.

     Natural gas revenues increased by $8.2 million, or $2.27 per Mcf in the first half of 2003, due to an increase in the wellhead price, partially offset by a $1.6 million increase in payments on hedges and a decrease of $0.8 million in the amortization of the Enron gain for the period. The increase in the wellhead price received of $2.86 per Mcf from the six months ended June 30, 2002 to the six months ended June 30, 2003 is consistent with the average NYMEX price increase of $2.87 per Mcf over the same period.

     LEASE OPERATIONS. Lease operations expense for the six months ended June 30, 2003 increased as compared to the first six months of 2002 by $4.7 million. The increase is primarily attributable to increased production volumes and an increase in the per BOE rate. On a per BOE basis, lease operations expense increased from $3.80 to $4.60, due to the inclusion of the Paradox Basin properties in the first half of 2003, which have higher per BOE operating costs than the Company's historical average, as well as higher electricity costs on our Central Permian and CCA properties. However, the Company's average per BOE rate for the quarter of 2003 was lower than expected, reflecting higher than anticipated production and lower than anticipated maintenance costs in the CCA.

     PRODUCTION, AD VALOREM, AND SEVERANCE TAXES. Production, ad valorem, and severance taxes for the first half of 2003 increased as compared to the first half of 2002 by approximately $4.7 million. This increase in production, ad valorem, and severance taxes was a result of higher revenues in the first six months of 2003 as compared to the same period of 2002. As a percent of oil and natural gas revenues (excluding the effects of hedging transactions), production, ad valorem, and severance taxes remained fairly constant, up to 9.6% for the first six months of 2003 from 9.3% for the first six months of 2002. The effect of hedges are excluded from oil and natural gas revenues in the calculation of these percentages because this method more closely reflects the method used to calculate actual production, ad valorem, and severance taxes paid to taxing authorities.

     DEPLETION, DEPRECIATION, AND AMORTIZATION ("DD&A") EXPENSE. DD&A expense for the six months ended June 30, 2003 decreased by approximately $1.8 million as compared to the six months ended June 30, 2002 due to a $0.98 decrease in the BOE rate, partially offset by an increase in production. The decrease in the per BOE rate is a result of an increase in reserves and the adoption of SFAS 143 on January 1, 2003 (see Note 3 to the accompanying financial statements). Historically, consistent with industry practice, the Company assumed salvage value would be offset by plugging and abandonment expenses. However, upon adoption of SFAS 143, the Company began subtracting the estimated salvage value of its equipment from its depreciable base in its DD&A calculation, thus lowering its per BOE rate.

     GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. G&A expense (excluding non-cash stock based compensation) increased $1.9 million for the first half of 2003 as compared to the first half of 2002. The increase in G&A expense was a result of increased staffing levels and consulting services, which also caused a $0.40 increase in the per BOE rate. We believe G&A expense per BOE will remain at approximately $1.20 in the third quarter as the Company continues to review oil and natural gas properties currently on the market and incur incremental related expenses.

     NON-CASH STOCK BASED COMPENSATION EXPENSE. No amount was recorded during the six months ended June 30, 2002 related to non-cash stock based compensation expense, while $0.3 million was recorded during the six months ended June 30, 2003. This expense represents the amortization of deferred compensation. The deferred compensation was recorded in equity relates to restricted stock granted at the end of 2002 under the 2000 Incentive Stock Plan and is being amortized to expense over the vesting period of the stock.

     INTEREST EXPENSE. Interest expense for the six months ended June 30, 2003 increased $4.5 million when compared to the six months ended June 30, 2002 due primarily to an increase in our weighted average interest rate from period to period. The weighted average interest rate, net of hedges, for the first half of 2003 was 10.4% compared to 4.9% for the first half of 2002. This higher weighted average interest rate is the result of the Notes, issued in June 2002, with a higher 8 3/8 % fixed rate being the primary component of the Company's total indebtedness during the first half of 2003, while the revolving credit facility with a lower floating rate was the primary component in the first half of 2002. The following table illustrates the components of interest expense for the six months ended June 30, 2003 and 2002 (in thousands):

                                          SIX MONTHS ENDED JUNE 30,
                                          -------------------------    INCREASE /
                                             2003           2002       (DECREASE)
                                          ----------     ----------   -----------
8 3/8% notes due 2012.............        $    6,281     $      207   $     6,074
Revolving credit facility.........               117          2,064        (1,947)
Interest rate hedges..............             1,198(1)       1,315          (117)
Banking fees and other...........                614            128           486
                                          ----------     ----------   -----------
          Total..................         $    8,210     $    3,714   $     4,496
                                          ==========     ==========   ===========

(1) Amount represents non-cash amortization of the unrealized loss in other comprehensive income of previous interest rate swaps outstanding which no longer qualified for hedge accounting. See Note 5 to the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Principal uses of capital have been for the acquisition and development of oil and natural gas properties.

Cash Flow

     During the six months ended June 30, 2003, net cash provided by operations was $51.2 million, an increase of $13.6 million compared to the six months ended June 30, 2002. This increase is primarily attributable to higher oil and natural gas prices in 2003; combined with increased production volumes. Cash used by investing activities decreased from $100.4 million to $46.2 million over the same period, largely due to the 2002 Central Permian acquisition ($50.1 million) partially offset by an increase in development costs. Cash used by financing activities was $15.2 million in the first half of 2003, as compared to cash provided by financing activities of $65.2 million in the first half of 2002. This $80.4 million change was caused by borrowings in 2002 used to finance the Central Permian acquisition and the subsequent refinancing of our revolving credit facility and issuance of the Notes. The net proceeds received upon issuance of the Notes were greater than needed to pay all amounts outstanding under the old revolving credit facility and the issuance cost of the new debt, contributing to the cash provided by financing in the first half of 2002. This compares with the first half of 2003 with the only major property acquisition closing during the third quarter. Higher revenues in the first half of 2003 as compared to 2002 allowed the Company to fund its projected capital budget while simultaneously reducing the overall indebtedness of the Company. This compares with a price environment during the first half of 2002 in which the Company, at times, financed a portion of its development program with borrowings under the Company's revolving credit facility.

Capitalization

     At June 30, 2003, Encore had total assets of $581.9 million. Total capitalization was $479.2 million, of which 68.7% was represented by stockholders' equity and 31.3% by long-term debt.

Debt Maturities

     The only long-term debt outstanding at June 30, 2003 is the $150 million of 8 3/8% senior subordinated Notes due June 15, 2012.

Revolving Credit Facility

     The maximum amount available under our revolving credit facility is $300.0 million, which is secured by a first priority lien on our proved oil and natural gas reserves representing at least 80% of the present discounted reserve value. As of June 30, 2003, the amount available to us under our revolving credit facility is $220.0 million which may be increased and decreased subject to a borrowing base calculation. The credit facility expires on June 25, 2006. No amounts were outstanding under our revolving credit facility as of June 30, 2003.

Future Capital Requirements

     In April 2003, the Board of Directors approved an increase to Encore's 2003 capital budget in the amount of $20.0 million to begin the second phase of the high-pressure air injection ("HPAI") tertiary recovery project in the CCA. This, when added to the previously announced $105.0 million capital budget, will give the Company a capital budget of $125.0 million for 2003. These Board approved amounts do not include any capital expenditures which the Company will likely incur in the development of our newly acquired Louisiana properties during the remainder of 2003. The Company will review the Board approved capital budget during the remainder of the year to determine its adequacy in light of the new acquisition.

     We anticipate that our capital expenditures will total approximately $78.2 million for the third quarter of 2003, of which $52.2 million relates to the acquisition of interests in Northern Louisiana from a group of private sellers. The properties are located in the Elm Grove Field in Bossier Parish, Louisiana. The purchase closed on July 31, 2003, effective June 1, 2003, and was funded with cash on hand and with $41 million in new borrowings under our revolving credit facility. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. We plan to finance our ongoing development and acquisition expenditures using internally generated cash flow, available cash, and our existing credit agreement.

     The Company believes that its capital resources from internally generated cash flows and funds available under the credit facility are adequate to meet the requirements of its business through 2004. Based on our anticipated capital investment programs, we expect to invest our internally generated cash flow to replace sales volumes and enhance our waterflood programs. Additional capital may be required to pursue acquisitions and longer-term capital projects to increase our reserve base, such as our high-pressure air injection tertiary recovery project in the CCA. Substantially all of these expenditures are discretionary and will be undertaken only if funds are available and the projected rates of return are satisfactory. Future cash flows are subject to a number of variables, including the level of oil and natural gas sales volumes and prices. Operations and the Company's capital resources may not provide cash in sufficient amounts to maintain planned levels of capital expenditures.

     The following table illustrates the Company's contractual obligations outstanding at June 30, 2003 (in thousands):

                                                 PAYMENTS DUE BY PERIOD
                              ---------------------------------------------------------------------
 CONTRACTUAL OBLIGATIONS         TOTAL         2003       2004 - 2005     2006 - 2007    THEREAFTER
                              ----------    ---------     -----------     -----------    ----------
8 3/8%  Notes............     $  150,000    $      --     $        --     $        --    $  150,000
Operating Leases.........          3,321          480           1,938             690           213
                              ----------    ---------     -----------     -----------    ----------
Totals...................     $  153,321    $     480     $     1,938     $       690    $  150,213
                              ==========    =========     ===========     ===========    ==========

INFLATION AND CHANGES IN PRICES

     While the general level of inflation affects certain of our costs, factors unique to the petroleum industry result in independent price fluctuations. Historically, significant fluctuations have occurred in oil and natural gas prices. In addition, changing prices often cause costs of equipment and supplies to vary as industry activity levels increase and decrease to reflect perceptions of future price levels. Although it is difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company.

     The following table indicates the average oil and natural gas prices realized for the three and six months ended June 30, 2003 and 2002. Average equivalent prices for the first half of 2003 and 2002 were decreased by $2.49 and $0.10 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas sales volumes are converted to oil equivalents at the conversion rate of six Mcf per Bbl.

                                        OIL        NATURAL GAS   EQUIV. OIL
                                      (PER Bbl)    (PER Mcf)     (PER BOE)
                                      ---------    ---------     ---------
NET PRICE REALIZATION WITH HEDGES
Quarter ended June 30, 2003.....     $   25.19     $   5.30      $   26.32
Quarter ended June 30, 2002.....         22.16         3.02          21.39
Six months ended June 30, 2003..         26.55         5.07          27.20
Six months ended June 30, 2002..         20.67         2.80          19.91

AVERAGE WELLHEAD PRICE
Quarter ended June 30, 2003.....     $   26.77     $   5.55      $   27.89
Quarter ended June 30, 2002.....         23.39         2.99          22.34
Six months ended June 30, 2003..         29.10         5.44          29.69
Six months ended June 30, 2002..         21.13         2.58          20.01

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information included in "Quantitative and Qualitative Disclosures about Market Risk" in Encore's 2002 Annual Report filed on Form 10-K is incorporated herein by reference. Such information includes a description of Encore's potential exposure to market risks, including commodity price risk and interest rate risk. The Company's outstanding derivative contracts as of June 30, 2003 are discussed in Note 5 to the accompanying financial statements. As of June 30, 2003, the fair value of our open commodity and interest rate derivative contracts is ($1.3) million.

    Subsequent to the end of the second quarter of 2003, we entered into additional oil and natural gas hedging contracts. The following table summarizes the hedging contracts entered into from July 1, 2003 through July 31, 2003 (not including net gas basis swaps - see Note 5 to the accompanying financial statements):

ADDITIONAL OIL HEDGING CONTRACTS:


                           DAILY       FLOOR       DAILY          CAP        DAILY          SWAP
                       FLOOR VOLUME    PRICE    CAP VOLUME       PRICE    SWAP VOLUME       PRICE
CONTRACT EXPIRATION        (BBL)     (PER BBL)     (BBL)       (PER BBL)     (BBL)        (PER BBL)
-------------------    ------------- ---------- -----------    ---------  -----------     ---------

Jan - June 2004....         3,500     $   24.14     3,000        $ 29.76       500         $  26.48
July - Dec 2004....         2,500         24.00     2,000          28.05       500            26.48



ADDITIONAL NATURAL GAS HEDGING CONTRACTS:


                           DAILY        FLOOR       DAILY        CAP         DAILY       SWAP
                       FLOOR VOLUME     PRICE    CAP VOLUME     PRICE     SWAP VOLUME    PRICE
CONTRACT EXPIRATION        (MCF)      (PER MCF)     (MCF)     (PER MCF)      (MCF)     (PER MCF)
-------------------    ------------   ---------  ----------   ---------   -----------  ---------
Aug - Dec 2003...           --         $  --          --        $  --         2,500       $ 5.44
2004.............        5,000          4.55       2,500         5.90         2,500         5.13
2005.............           --            --          --           --         2,500         4.76



ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

   There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of shareholders was held on Wednesday, April 30, 2003. The sole item submitted to stockholders for vote was the election of seven nominees to serve on the Company's board of directors during 2003 and until the Company's next annual meeting.

(b) At the meeting, the following individuals were elected to comprise the entire Board of Directors of the Company:

              I. Jon Brumley
              Jon S. Brumley
              Arnold L. Chavkin
              Howard H. Newman
              Ted A. Gardner
              Ted Collins, Jr.
              James A. Winne III

(c) Out of a total of 30,678,866 shares of the Company's Common Stock outstanding and entitled to vote, 28,933,474 shares (94.3%) were present at the meeting in person or by proxy. The vote tabulation with respect to each nominee was as follows:


                                                                         AUTHORITY
                                                         FOR              WITHHELD
                                                      ----------        -----------
              I. Jon Brumley.....................     27,944,997          988,477
              Jon S. Brumley.....................     27,944,997          988,477
              Arnold L. Chavkin..................     28,820,972          112,502
              Howard H. Newman...................     28,820,972          112,502
              Ted A. Gardner.....................     28,820,872          112,602
              Ted Collins, Jr....................     28,820,972          112,502
              James A. Winne III.................     28,820,872          112,602

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------

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

31.1     Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2     Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1     Section 1350 Certification (Principal Executive Officer)

32.2     Section 1350 Certification (Principal Financial Officer)

Reports on Form 8-K

    On May 1, 2003, the Company filed with the SEC a current report on Form 8-K under Item 9.

    The Company's May 1, 2003 Form 8-K included as an exhibit a press release announcing first quarter 2003 results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENCORE ACQUISITION COMPANY


Date: August 8, 2003           By:  /s/ Morris B. Smith
                                    ----------------------------------
                                    Morris B. Smith
                                    Chief Financial Officer, Treasurer,
                                    Executive Vice President
                                    and Principal Financial Officer


Date: August 8, 2003           By:  /s/ Robert C. Reeves
                                    ----------------------------------
                                    Robert C. Reeves
                                    Vice President, Controller and
                                    Principal Accounting Officer