Form 10-Q
period 2003-09-30
ENCORE ACQUISITION CO
filed 2003-11-10
CIK 1125057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

               For the transition period from         to
                                              -------    --------


                         Commission file number 1-16295

                           ENCORE ACQUISITION COMPANY
             (Exact name of registrant as specified in its charter)


           Delaware                                      75-2759650
--------------------------------                   -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

              777 Main Street, Suite 1400, Fort Worth, Texas 76102
     ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                                 Yes [X] No [ ]

Number of shares of Common Stock outstanding as of October 31, 2003.............
30,275,113

                           ENCORE ACQUISITION COMPANY

                                     INDEX


                          PART I. FINANCIAL INFORMATION

                                                                                Page
      Item 1. Financial Statements
      Consolidated Balance Sheets as of September 30, 2003 and
          December 31, 2002.................................................       3
      Consolidated Statements of Operations for the three and
          nine months ended September 30, 2003 and 2002.....................       4
      Consolidated Statements of Stockholders' Equity for the nine
          months ended September 30, 2003...................................       5
      Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2003 and 2002..........................       6
      Notes to Consolidated Financial Statements............................       7

      Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................      12

      Item 3. Quantitative and Qualitative Disclosures About Market
          Risk..............................................................      20

      Item 4. Controls and Procedures.......................................      20

                           PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K..............................      21
      Signatures............................................................      22


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ENCORE ACQUISITION COMPANY

                           CONSOLIDATED BALANCE SHEETS
               (in thousands except shares and per share amounts)


                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                              2003                  2002
                                                                         ---------------      ---------------
                                                                           (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ........................................     $           653      $        13,057
  Accounts receivable, net of allowance of
     $0 and $7.0 million, respectively .............................              22,834               21,981
  Deferred tax asset ...............................................               1,364                4,833
  Derivative assets ................................................               5,986                3,245
  Other current assets .............................................               5,684                6,349
                                                                         ---------------      ---------------
         Total current assets ......................................              36,521               49,465
                                                                         ---------------      ---------------

Properties and equipment, at cost -- successful efforts method:

  Producing properties .............................................             709,720              581,012
  Undeveloped properties ...........................................                 955                1,168
  Accumulated depletion, depreciation, and amortization ............            (115,309)             (94,356)
                                                                         ---------------      ---------------
                                                                                 595,366              487,824
                                                                         ---------------      ---------------

  Other property and equipment .....................................               3,623                3,680
  Accumulated depreciation .........................................              (2,423)              (1,917)
                                                                         ---------------      ---------------
                                                                                   1,200                1,763
                                                                         ---------------      ---------------

Other assets .......................................................              11,658               10,844
                                                                         ---------------      ---------------

         Total assets ..............................................     $       644,745      $       549,896
                                                                         ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................     $         6,365      $         9,650
  Derivative liabilities ...........................................               3,599                8,558
  Other current liabilities ........................................              24,861               18,768
                                                                         ---------------      ---------------
         Total current liabilities .................................              34,825               36,976
                                                                         ---------------      ---------------

Long-term debt .....................................................             181,000              166,000
Deferred income taxes ..............................................              73,412               47,656
Other non-current liabilities ......................................               6,158                2,998
                                                                         ---------------      ---------------
         Total liabilities .........................................             295,395              253,630
                                                                         ---------------      ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ....................................                  --                   --
  Common stock, $.01 par value, 60,000,000 authorized,
    30,275,113 and 30,162,955 issued and outstanding ...............                 303                  302
  Additional paid-in capital .......................................             252,823              251,231
  Deferred compensation ............................................              (1,877)              (2,396)
  Retained earnings ................................................             101,703               53,724
  Accumulated other comprehensive income ...........................              (3,602)              (6,595)
                                                                         ---------------      ---------------
         Total stockholders' equity ................................             349,350              296,266
                                                                         ---------------      ---------------

         Total liabilities and stockholders' equity ................     $       644,745      $       549,896
                                                                         ===============      ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 ------------------------      ------------------------
                                                                   2003           2002           2003           2002
                                                                 ---------      ---------      ---------      ---------
Revenues:
  Oil ......................................................     $  44,538      $  37,127      $ 131,674      $  95,496
  Natural gas ..............................................        11,186          6,375         31,080         18,110
                                                                 ---------      ---------      ---------      ---------
Total revenues .............................................        55,724         43,502        162,754        113,606

Expenses:
  Production --
     Lease operations ......................................         9,795          8,358         27,888         21,742
     Production, ad valorem, and severance taxes ...........         5,449          4,521         16,713         11,080
  General and administrative (excluding non-cash stock
     based compensation) ...................................         2,006          1,585          6,796          4,462
  Non-cash stock based compensation ........................           165             --            460             --
  Depletion, depreciation, and amortization ................         8,471          9,033         23,957         26,365
  Derivative fair value (gain) loss ........................            18           (232)        (1,818)          (911)
  Other operating ..........................................         1,031            448          1,913          1,198
                                                                 ---------      ---------      ---------      ---------
Total expenses .............................................        26,935         23,713         75,909         63,936
                                                                 ---------      ---------      ---------      ---------

Operating income ...........................................        28,789         19,789         86,845         49,670
                                                                 ---------      ---------      ---------      ---------

Other income (expenses):
  Interest .................................................        (4,016)        (4,122)       (12,226)        (7,836)
  Other ....................................................            82            (35)           168            (15)
                                                                 ---------      ---------      ---------      ---------
Total other income (expenses) ..............................        (3,934)        (4,157)       (12,058)        (7,851)
                                                                 ---------      ---------      ---------      ---------

Income before income taxes and cumulative effect of
  accounting change ........................................        24,855         15,632         74,787         41,819
Current income tax benefit (provision) .....................          (289)         1,610         (1,647)         1,150
Deferred income tax provision ..............................        (8,798)        (7,129)       (26,024)       (16,620)
                                                                 ---------      ---------      ---------      ---------
Income before cumulative effect of accounting change .......        15,768         10,113         47,116         26,349

Cumulative effect of accounting change, net of income
  taxes of $529 ............................................            --             --            863             --
                                                                 ---------      ---------      ---------      ---------

Net income .................................................     $  15,768      $  10,113      $  47,979      $  26,349
                                                                 =========      =========      =========      =========

Income before cumulative effect of accounting change per common share:

  Basic ....................................................     $    0.52      $    0.34      $    1.57      $    0.88
  Diluted ..................................................          0.52           0.33           1.56           0.87

Net income per common share:

  Basic ....................................................     $    0.52      $    0.34      $    1.60      $    0.88
  Diluted ..................................................          0.52           0.33           1.58           0.87

Weighted average common shares outstanding:

  Basic ....................................................        30,103         30,030         30,071         30,030
  Diluted ..................................................        30,332         30,208         30,274         30,148


        The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 2003
                                 (in thousands)
                                   (unaudited)


                                                                                                       Accumulated
                                                        Additional                                        Other           Total
                                           Common         Paid-In         Deferred        Retained    Comprehensive   Stockholders'
                                            Stock         Capital       Compensation      Earnings        Income          Equity
                                         ------------   ------------    ------------    ------------  -------------   -------------
Balance at December 31, 2002 .........   $        302   $    251,231    $     (2,396)   $     53,724   $     (6,595)   $    296,266
Exercise of stock options ............              1          1,651              --              --             --           1,652
Deferred compensation:
   Amortization of expense ...........             --             --             460              --             --             460
   Other changes .....................             --            (59)             59              --             --              --
Components of comprehensive income:
   Net income ........................             --             --              --          47,979             --          47,979
   Change in deferred hedge gain,
     net of income taxes of $1,834 ...             --             --              --              --          2,993           2,993
                                                                                                                       ------------
         Total comprehensive income ..                                                                                       50,972
                                         ------------   ------------    ------------    ------------   ------------    ------------
Balance at September 30, 2003 ........   $        303   $    252,823    $     (1,877)   $    101,703   $     (3,602)   $    349,350
                                         ============   ============    ============    ============   ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                    --------------------------------------
                                                                         2003                   2002
                                                                    ---------------        ---------------
Operating activities
  Net income ................................................       $        47,979        $        26,349
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depletion, depreciation, and amortization ...............                23,957                 26,365
    Deferred taxes ..........................................                26,179                 16,620
    Non-cash stock based compensation .......................                   460                     --
    Cumulative effect of accounting change ..................                  (863)                    --
    Non-cash derivative mark-to-market ......................                  (874)                (1,302)
    Other non-cash items ....................................                 4,987                   (257)
    Loss on disposition of assets ...........................                   362                    253
  Changes in operating assets and liabilities:
    Accounts receivable .....................................                  (853)                (7,312)
    Other current assets ....................................                (1,752)                (6,455)
    Other assets ............................................                (2,662)                 2,578
    Accounts payable and other current liabilities ..........                (2,114)                  (337)
                                                                    ---------------        ---------------
Cash provided by operating  activities ......................                94,806                 56,502

Investing activities
  Proceeds from disposition of assets .......................                 1,144                    421
  Purchases of other property and equipment .................                  (444)                  (578)
  Acquisition of oil and natural gas properties .............               (52,900)               (76,954)
  Development of oil and natural gas properties .............               (71,662)               (58,014)
                                                                    ---------------        ---------------
Cash used by investing activities ...........................              (123,862)              (135,125)

Financing activities
  Proceeds from long-term debt ..............................                77,500                142,000
  Payments on long-term debt ................................               (62,500)              (204,000)
  Proceeds from issuance of 8 3/8% notes ....................                    --                150,000
  Payments for debt issuance costs ..........................                    --                 (5,884)
  Payments on note payable ..................................                    --                 (1,107)
  Exercise of stock options .................................                 1,652                     51
                                                                    ---------------        ---------------
Cash provided by financing activities .......................                16,652                 81,060

Increase (decrease) in cash and cash equivalents ............               (12,404)                 2,437
Cash and cash equivalents, beginning of period ..............                13,057                    115
                                                                    ---------------        ---------------
Cash and cash equivalents, end of period ....................       $           653        $         2,552
                                                                    ===============        ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                           ENCORE ACQUISITION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (unaudited)

1. FORMATION OF ENCORE

    Encore Acquisition Company ("Encore" or the "Company"), a Delaware corporation, is an independent (non-integrated) oil and natural gas company in the United States. We were organized in April 1998 and are engaged in the acquisition, development, exploitation and production of North American oil and natural gas reserves. As of September 30, 2003, our oil and natural gas reserves are concentrated in fields located in the Williston Basin of Montana and North Dakota, the Permian Basin of Texas and New Mexico, the Anadarko Basin of Oklahoma, the Powder River Basin of Montana, the Paradox Basin of Utah, and the North Louisiana Salt Basin.

2. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements of Encore include all adjustments necessary to present fairly our financial position as of September 30, 2003 and results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. All adjustments are of a recurring nature. These interim results are not necessarily indicative of results for an entire year.

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

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ----------       ----------       ----------       ----------
                                                            2003             2002             2003             2002
                                                         ----------       ----------       ----------       ----------
As Reported:
  Net income .....................................       $   15,768       $   10,113       $   47,979       $   26,349
  Basic net income per common share ..............             0.52             0.34             1.60             0.88
  Diluted net income per common share ............             0.52             0.33             1.58             0.87
  Non-cash stock based compensation, net of tax ..              102               --              285               --

Pro Forma:
  Net income .....................................       $   15,354       $    9,776       $   46,805       $   25,354
  Basic net income per common share ..............             0.51             0.33             1.56             0.84
  Diluted net income per common share ............             0.51             0.32             1.55             0.84
  Non-cash stock based compensation, net of tax ..              516              337            1,459              995

    Currently, the Emerging Issues Task Force staff are engaged in discussions on the issue of whether SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangibles", which were effective June 30, 2001, called for mineral rights held under a lease or other contractual arrangement to be classified on the balance sheet as intangible assets and accompanied by specific footnote disclosures. Historically, oil and gas companies, including Encore, have included these costs with all other oil and gas property costs in Property, Plant, and Equipment on the consolidated balance sheet.

    In the event this interpretation is adopted, a substantial portion of the acquisition costs of oil and gas properties would be required to be classified on the balance sheet as an intangible asset. The Company believes this interpretation would not have a material effect on our results of operations for the periods presented or in the future as these intangible assets would be depleted using the units of production method in a manner consistent with the method currently used to calculate depletion, depreciation, and amortization expense ("DD&A") on these assets.

    At September 30, 2003, the Company had $1.0 million of undeveloped leasehold costs and $302.4 million of developed leasehold costs (net of accumulated depletion) that would be reclassified as "Intangible developed and undeveloped leasehold costs" if the Company were to apply the interpretation as currently discussed.

   3. NEW ACCOUNTING STANDARDS

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations", which the Company adopted as of January 1, 2003. This statement requires that we now record a liability in the period in which we incur an asset retirement obligation, in an amount equal to the discounted estimated fair value of the obligation. Also, upon initial recognition of the liability, we must capitalize an equal amount of asset cost. Thereafter, each quarter, this liability is accreted and, if needed, adjusted up to the final cost. Accretion expense is included in 'Other operating' expense in the Company's Consolidated Statements of Operations.

    The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect of accounting change adjustment to record (i) a $4.0 million increase in the carrying values of proved properties, (ii) a $2.1 million decrease in accumulated depletion, depreciation, and amortization, (iii) a $5.2 million increase in non-current liabilities, and (iv) a gain of $0.9 million, net of tax.

    The following table shows net income and basic and diluted net income per common share as reported, as well as pro forma amounts as if the Company had adopted SFAS 143 prior to January 1, 2002 (in thousands, except per common share amounts):

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                       2003             2002
                                                    ----------       ----------
As Reported:
  Net income ................................       $   47,979       $   26,349
  Basic net income per common share .........             1.60             0.88
  Diluted net income per common share .......             1.58             0.87

Pro Forma:
  Net income ................................       $   47,116       $   26,649
  Basic net income per common share .........             1.57             0.89
  Diluted net income per common share .......             1.56             0.88

    The Company's primary asset retirement obligations relate to future plugging and abandonment expenses on our oil and natural gas properties and related facilities disposal. As of September 30, 2003, the Company had $2.7 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on our Bell Creek property. This amount is included in 'Other assets' in the accompanying Consolidated Balance Sheet. The following table summarizes the changes in the Company's future abandonment liability recorded in 'Other non-current liabilities' on the Company's Consolidated Balance Sheet from the liability initially recorded upon adoption of SFAS 143 on January 1, 2003 through September 30, 2003 (in thousands):

                                                          NINE MONTHS
                                                             ENDED
                                                          SEPTEMBER 30,
                                                              2003
                                                         ---------------
Future abandonment liability at January 1, 2003 ..       $         4,791
  Acquisition of Elm Grove properties ............                   337
  Accretion expense ..............................                   200
  Other ..........................................                    27
                                                         ---------------
Future abandonment liability at September 30, 2003       $         5,355
                                                         ===============

    In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 eliminates SFAS 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. As a result, beginning January 1, 2003, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. As the extraordinary loss on extinguishment of debt recorded in the second quarter of 2002 of $0.2 million, net of tax, does not meet the criteria of Opinion 30, it has been reclassified to 'Other operating' expense in the Consolidated Statements of Operations for the nine months ended September 30, 2002. Additionally, the extraordinary loss on extinguishment of debt has been reclassified in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 to conform to this new presentation.

4. EARNINGS PER SHARE ("EPS")

    The following table sets forth basic and diluted EPS computations for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                   -----------------------   -----------------------
                                                                      2003         2002         2003          2002
                                                                   ----------   ----------   ----------   ----------
NUMERATOR:
Income before cumulative effect of accounting change ...........   $   15,768   $   10,113   $   47,116   $   26,349
                                                                   ==========   ==========   ==========   ==========
Net income .....................................................   $   15,768   $   10,113   $   47,979   $   26,349
                                                                   ==========   ==========   ==========   ==========
DENOMINATOR:
Denominator for basic earnings per share --
  weighted average shares outstanding ..........................       30,103       30,030       30,071       30,030
Effect of dilutive securities ..................................          229          178          203          118
                                                                   ----------   ----------   ----------   ----------
Denominator for diluted earnings per share .....................       30,332       30,208       30,274       30,148
                                                                   ==========   ==========   ==========   ==========
BASIC PER COMMON SHARE:
Income before cumulative effect of accounting change ...........   $     0.52   $     0.34   $     1.57   $     0.88
Cumulative effect of accounting change, net of income taxes ....           --           --         0.03           --
                                                                   ----------   ----------   ----------   ----------
Net income .....................................................   $     0.52   $     0.34   $     1.60   $     0.88
                                                                   ==========   ==========   ==========   ==========
DILUTED PER COMMON SHARE:
Income before cumulative effect of accounting change ...........   $     0.52   $     0.33   $     1.56   $     0.87
Cumulative effect of accounting change, net of income taxes ....           --           --         0.02           --
                                                                   ----------   ----------   ----------   ----------
Net income .....................................................   $     0.52   $     0.33   $     1.58   $     0.87
                                                                   ==========   ==========   ==========   ==========

     For the nine months ended September 30, 2003, 122,001 shares of stock was issued upon exercise of employee stock options granted under the Company's 2000 Incentive Stock Plan at a weighted average strike price of $13.54 per share. Additionally, 9,843 shares of restricted stock, which were issued and outstanding at December 31, 2002, were forfeited during the first nine months of 2003.

5. DERIVATIVE FINANCIAL INSTRUMENTS

    We record derivative fair value gains and losses for our basis swaps that are not designated for hedge accounting and ineffectiveness of our commodity futures contracts under hedge accounting. As our interest rate swap does not qualify for hedge accounting, it is also marked to market through 'Derivative fair value (gain) loss' on the Consolidated Statements of Operations each period.

    The following tables summarize our open commodity hedging positions as of September 30, 2003:

OIL HEDGES AT SEPTEMBER 30, 2003

                          DAILY         FLOOR       DAILY         CAP         DAILY         SWAP
                       FLOOR VOLUME     PRICE     CAP VOLUME     PRICE     SWAP VOLUME      PRICE
       PERIOD             (BBLS)      (PER Bbl)     (BBLS)     (PER Bbl)      (BBLS)      (PER Bbl)
--------------------   ------------  ----------   ----------   ----------  -----------   ----------
Oct - Dec 2003 .....         9,500   $    21.05        7,000   $    27.14           --   $       --
Jan - June 2004 ....        11,000        22.16        7,000        29.06          500        26.48
July - Dec 2004 ....         7,000        22.36        5,000        28.33          500        26.48
Jan - Dec 2005 .....            --           --           --           --        1,000        25.12
Jan - Dec 2006 .....            --           --           --           --        2,000        25.03
Jan - Dec 2007 .....            --           --           --           --        2,000        25.11

    In order to more effectively hedge the cash flows received on our oil production, the Company enters into financial instruments whereby we swap certain per Bbl floating market indices for a fixed dollar amount. These market indices are a component of the price the Company is paid on its actual production and by fixing this component of our marketing price, we are able to realize a net price with a more consistent differential to NYMEX. Since NYMEX is the basis of all our derivative oil hedging contracts, a more consistent differential results in a more effective hedge. However, due to limitations on timing, complexity, and volume differences, we do not use hedge accounting for these contracts. Instead, we mark these contracts to market each quarter through 'Derivative fair value (gain) loss' in the Consolidated Statements of Operations. Thus, as these contracts do not change the Company's overall hedged volumes, average prices presented in the table above are exclusive of any effect of these instruments. As of September 30, 2003, the mark-to-market value of these contracts is $0.1 million. In addition, the Company has one short oil put contract in place at September 30, 2003 covering 500 Bbls per day through December 31, 2003 at a strike price of $17.00. This contract also does not qualify for hedge accounting and thus is not included in the table above. This contract is also marked to market through earnings each quarter. The value of this contract at September 30, 2003 was less than one hundred dollars.

NATURAL GAS HEDGES AT SEPTEMBER 30, 2003

                          DAILY        FLOOR       DAILY         CAP         DAILY        SWAP
                      FLOOR VOLUME     PRICE     CAP VOLUME     PRICE     SWAP VOLUME     PRICE
       PERIOD             (Mcf)      (PER Mcf)     (Mcf)      (PER Mcf)      (Mcf)       (PER Mcf)
--------------------  ------------  ----------   ----------   ----------  -----------   ----------
Oct - Dec 2003 .....        7,500   $     3.17        2,500   $     6.83        7,500   $     4.80
Jan - Dec 2004 .....       15,000         4.01        7,500         6.02        5,000         5.01
Jan - Dec 2005 .....           --           --           --           --        5,000         4.63

   In order to more effectively hedge the cash flows received on our natural gas production, the Company uses basis swaps to better correlate some NYMEX based natural gas hedging contracts to different underlying price points. These basis swaps are combined with a floor, collar, or swap contract and are treated as hedges in combination. As these basis swap contracts do not change the Company's overall hedged volumes and are only designed to increase the effectiveness of another natural gas hedging contracts, they have not been presented separately. However, the average prices indicated above have been adjusted to reflect the effect of these contracts on the strike price of the underlying NYMEX based hedge.

INTEREST RATE DERIVATIVES

    In conjunction with the sale of our $150 million 8 3/8% Senior Subordinated Notes (the "Notes") on June 25, 2002, the Company repaid all amounts outstanding under our previous credit facility on June 25, 2002, and terminated the facility on that date. At the time, the Company had three interest rate swaps outstanding, with a notional amount of $30 million each, which swapped LIBOR based floating rates for fixed rates. According to the provisions of SFAS 133, these no longer qualified for hedge accounting. The unrealized loss of $3.8 million at June 25, 2002 was recognized in 'Accumulated other comprehensive income' at that date and is being amortized to interest expense over the original life of the swaps. We increased interest expense by $1.6 million in the first nine months of 2003 through amortization of this unrealized loss from other comprehensive income.

    The following table summarizes the Company's only remaining interest rate swap contract at September 30, 2003:

                                                                         ENCORE
CONTRACT EXPIRATION    NOTIONAL AMOUNT          ENCORE PAYS             RECEIVES
-------------------    ---------------          -----------             --------
      June 2005          $80,000,000           LIBOR + 3.89%             8.375%

    This contract does not qualify for hedge accounting and thus, the changes in its fair market value are recorded in 'Derivative fair value (gain) loss' on the Consolidated Statements of Operations. During the quarter ended September 30, 2003, a loss of $0.1 million related to the interest rate swap was recorded in the Consolidated Statement of Operations.

    The actual gains or losses we realize from our derivative transactions may vary significantly from the deferred loss amount recorded in equity at September 30, 2003 due to fluctuation of prices in the commodities markets and/or fluctuations in the floating LIBOR interest rate.

6.  COMPREHENSIVE INCOME

    For the nine months ended September 30, 2003, we had total comprehensive income of $51.0 million, while net income totaled $48.0 million. The difference between net income and total comprehensive income is a $3.0 million change in our deferred hedging gain/loss in 'Accumulated other comprehensive income' from $6.6 million at December 31, 2002 to $3.6 million at September 30, 2003. For the nine months ended September 30, 2002, we had a total comprehensive income of $14.5 million, while net income totaled $26.3 million. The difference between net income and total comprehensive income is due to a $11.8 million change in deferred hedging gain/loss.

    For the three months ended September 30, 2003, we had total comprehensive income of $19.1 million, while net income totaled $15.8 million. The difference between net income and total comprehensive income is due to a $3.3 million change in our deferred hedging loss in 'Accumulated other comprehensive income' from a deferred loss of $6.9 million at June 30, 2003 to a deferred loss of $3.6 million at September 30, 2003. For the three months ended September 30, 2002, we had a total comprehensive income of $7.7 million, while net income totaled $10.1 million. The difference between net income and total comprehensive income is a $2.4 million increase in our deferred hedging loss.

7.  FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

    As of September 30, 2003, all of the Company's subsidiaries were subsidiary guarantors of the Notes. Since (i) each subsidiary guarantor is 100% owned by the Company, (ii) the Company has no assets or operations that are independent of its subsidiaries, (iii) the subsidiary guarantees are full and unconditional and joint and several and (iv) all of the Company's subsidiaries are subsidiary guarantors, the Company has not included the financial statements of each subsidiary in this report. The subsidiary guarantors may without restriction transfer funds to the Company in the form of cash dividends, loans and advances.

8.  PROPERTY PURCHASE

    On July 31, 2003, the Company closed the purchase of interests in natural gas properties in North Louisiana (the "Elm Grove" acquisition) from a group of private sellers at a cost of $52.5 million subject to additional post-closing adjustments. The purchase was effective June 1, 2003. Beginning August 1, 2003, revenues and expenses from these properties have been included in the Company's Consolidated Statements of Operations and drilling costs have been included in 'Development of oil and natural gas properties' in the Consolidated Statement of Cash Flows. From June 1, 2003 to July 31, 2003, revenues, expenses, and development capital of the properties were treated as adjustments to the purchase price. The properties are located in the Elm Grove Field in Bossier Parish, Louisiana and are non-operated working interests ranging from 2% to 38% across 1,800 net acres in 15 sections. As of July 31, 2003, the Company's internal engineers estimated total proved reserves for the Elm Grove acquisition to be 6.2 MMBOE.

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

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

         The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Critical Accounting Policies" in Encore's 2002 Annual Report filed on Form 10-K is incorporated herein by reference. There have been no material changes to our accounting policies since December 31, 2002 with the exception of the adoption of SFAS 143 and SFAS 145 discussed in Note 3 to the accompanying financial statements. See also discussion in Note 2 to the accompanying financial statements of SFAS 141 and SFAS 142 and the related possible interpretation of these statements by the FASB and the SEC and their potential impact on the Company's financial statements.

RESULTS OF OPERATIONS

         The following table sets forth selected operating information for the periods presented:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                      ---------------------                ---------------------
                                                                             INCREASE /                           INCREASE /
                                                        2003        2002     (DECREASE)      2003        2002     (DECREASE)
                                                      ---------   ---------  ----------    ---------   ---------  ----------
Operating Results (in thousands):
  Oil and natural gas revenues ....................   $  55,724   $  43,502   $  12,222    $ 162,754   $ 113,606   $  49,148
  Lease operations expense ........................       9,795       8,358       1,437       27,888      21,742       6,146
  Production, ad valorem, and severance taxes .....       5,449       4,521         928       16,713      11,080       5,633

Daily sales volumes:
  Oil (Bbls) ......................................      18,255      16,783       1,472       18,172      16,004       2,168
  Natural gas (Mcf) ...............................      26,447      21,913       4,534       23,278      22,714         564
  Combined (BOE) ..................................      22,663      20,435       2,228       22,052      19,789       2,263

Average prices:
  Oil (per Bbl) ...................................   $   26.52   $   24.05   $    2.47    $   26.54   $   21.86   $    4.68
  Natural gas (per Mcf) ...........................        4.60        3.16        1.44         4.89        2.92        1.97
  Combined (per BOE) ..............................       26.73       23.14        3.59        27.04       21.03        6.01

Selected operating expenses per BOE:
  Lease operations ................................   $    4.70   $    4.45   $    0.25    $    4.63   $    4.02   $    0.61
  Production, ad valorem, and severance taxes .....        2.61        2.40        0.21         2.78        2.05        0.73
  G&A (excluding non-cash stock based
   compensation)...................................        0.96        0.84        0.12         1.13        0.83        0.30
  DD&A ............................................        4.06        4.80       (0.74)        3.98        4.88       (0.90)

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2003 TO QUARTER ENDED SEPTEMBER 30,
2002

         Set forth below is our comparison of operations during the third quarter of 2003 with the third quarter of 2002.

         REVENUES AND SALES VOLUMES. Oil and natural gas revenues of Encore for the third quarter of 2003 increased as compared to the third quarter of 2002 by $12.2 million, from $43.5 million to $55.7 million. The following table illustrates the primary components of oil and natural gas revenue for the three months ended September 30, 2003 and 2002, as well as each quarter's respective oil and natural gas volumes (in thousands, except per unit amounts):

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------------------             INCREASE /
                                             2003                       2002                      (DECREASE)
                                    ---------------------       ---------------------       ---------------------
REVENUES:                           Revenue        $/Unit       Revenue        $/Unit       Revenue        $/Unit
                                    --------       ------       --------       ------       --------       ------
Oil wellhead .................      $ 47,123       $28.07       $ 39,556       $25.62       $  7,567       $ 2.45
Oil hedges ...................        (2,685)       (1.61)        (3,135)       (2.03)           450         0.42
Enron gain amortization ......           100         0.06            706         0.46           (606)       (0.40)
                                    --------       ------       --------       ------       --------       ------
     Oil Revenues ............      $ 44,538       $26.52       $ 37,127       $24.05       $  7,411       $ 2.47
                                    ========       ======       ========       ======       ========       ======

Natural gas wellhead .........      $ 11,375       $ 4.68       $  6,098       $ 3.02       $  5,277       $ 1.66
Natural gas hedges ...........          (193)       (0.08)          (121)       (0.06)           (72)       (0.02)
Enron gain amortization ......             4           --            398         0.20           (394)       (0.20)
                                    --------       ------       --------       ------       --------       ------
     Natural Gas Revenues ....      $ 11,186       $ 4.60       $  6,375       $ 3.16       $  4,811       $ 1.44
                                    ========       ======       ========       ======       ========       ======

                                       Average                   Average                     Average
                           Sales        NYMEX        Sales        NYMEX         Sales         NYMEX
OTHER DATA:               Volumes      $/Unit       Volumes      $/Unit        Volumes       $/Unit
                          -------     ---------      -----      ---------      -------     ---------
Oil (Bbls) ..........      1,679      $   30.20      1,544      $   28.27      $  135      $    1.93
Natural Gas (Mcf) ...      2,433           4.89      2,016           3.21         417           1.68
Combined (BOE) ......      2,085                     1,880                        205

         Oil revenues increased from third quarter 2002 to third quarter 2003 by $7.4 million, due to increased volumes and a higher realized average oil price. Oil volumes for the quarter ended September 30, 2003 increased 135 MBbls due to our successful development drilling program in Cedar Creek Anticline ("CCA") and Central Permian properties, as well as the Paradox Basin acquisition, which was completed in the third quarter of 2002. Our realized average oil price increased $2.47 per Bbl in the third quarter of 2003 over the same period in 2002 primarily as a result of an increase in our average wellhead price. This increase in our average wellhead price is in line with the increase in the overall market price for oil as reflected in the $1.93 per Bbl increase in the average NYMEX price over the same period. A decrease in hedging payments of $0.5 million ($0.42 per Bbl) from the third quarter of 2002 to the third quarter of 2003 was offset by a decrease in the Enron gain amortization of $0.6 million ($0.40 per Bbl) over the same period.

         Natural gas revenues increased by $4.8 million, or $1.44 per Mcf, in the third quarter of 2003 from the third quarter of 2002 due to an increase in sales volumes and an increase in our realized average natural gas price. Sales volumes increased 417 MMcf in the third quarter of 2003 as compared to the third quarter of 2002 due to the Elm Grove acquisition which was completed during the third quarter of 2003. The $1.44 increase in our realized average natural gas price was primarily due to an increase of $1.66 per Mcf in the average wellhead price received, partially offset by a $0.4 million decrease in the Enron gain amortization. The increase in our average wellhead price received of $1.66 per Mcf for the quarter is consistent with the increase in the overall market price for natural gas, as reflected in the increase in the average NYMEX price of $1.68 per Mcf over the same period.

         LEASE OPERATIONS. Lease operations expense for the third quarter of 2003 increased as compared to the third quarter of 2002 by $1.4 million. The increase is primarily attributable to increased sales volumes resulting from our development drilling program, as well as inclusion of three months of production from the Paradox Basin acquisition (September 2002) and two months of production from the Elm Grove acquisition (August 2003). The slight increase in our average per BOE rate was attributable to increased costs associated with the high-pressure air injection ("HPAI") project in the CCA, the Paradox Basin acquisition (September 2002), and increased artificial lift expenses associated with production decline in our Lodgepole fields.

         PRODUCTION, AD VALOREM, AND SEVERANCE TAXES. Production, ad valorem, and severance taxes for the third quarter of 2003 increased as compared to the third quarter of 2002 by approximately $0.9 million. This increase was primarily a result of higher revenues. As a percent of oil and natural gas revenues (excluding the effects of hedges and the Enron Gain amortization), production, ad valorem, and severance taxes for the third quarter of 2003 decreased when compared to the third quarter of 2002, down to 9.3% from 9.9%. The decrease is attributable to the addition of the Elm Grove properties added in the third quarter of 2003, which have a lower rate as a percentage of oil and natural gas revenues than our historical average. The effect of hedges and amortization of the Enron Gain are excluded from oil and natural gas revenues in the calculation of these percentages because this method more closely reflects the method used to calculate actual production, ad valorem, and severance taxes paid to taxing authorities.

         DEPLETION, DEPRECIATION, AND AMORTIZATION ("DD&A") EXPENSE. DD&A expense for the third quarter of 2003 decreased by $0.6 million as compared to the third quarter of 2002, due to a $0.74 decrease in the per BOE rate partially offset by an increase in production. The decrease in the per BOE rate is a result of an increase in reserves at December 31, 2002 and the adoption of SFAS 143 on January 1, 2003 (see Note 3 to the accompanying financial statements). Historically, consistent with industry practice, the Company assumed salvage value would be offset by plugging and abandonment expenses. However, upon adoption of SFAS 143, we began subtracting the estimated salvage value of our equipment from the depreciable base in our DD&A calculation, thus lowering our per BOE rate. Beginning in August 2003, we began including the financial results of the Elm Grove acquisition in the Company's financial results. As the Elm Grove acquisition has a higher per BOE DD&A rate than our historical average, we expect our DD&A rate per BOE in future periods to be slightly higher than our historical average as a result.

         GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. G&A expense (excluding non-cash stock based compensation) increased $0.4 million for the third quarter of 2003 as compared to the third quarter of 2002. The overall increase, as well as the $0.12 increase in the per BOE rate, is a result of increased staffing levels required to manage our growing asset base and increased outside consulting services used in the evaluation of potential acquisitions. The Company expenses third party related acquisition costs to G&A as incurred. If and when the Company successfully closes on an acquisition, these costs are then reclassified to producing properties as part of the acquisition's cost. In the third quarter of 2003, the Company reclassified $0.4 million from G&A to proved properties upon successful completion of the Elm Grove acquisition.

         NON-CASH STOCK BASED COMPENSATION EXPENSE. No amount was recorded during the three months ended September 30, 2002 related to non-cash stock based compensation expense, while $0.2 million was recorded during the three months ended September 30, 2003. This expense represents the amortization of deferred compensation which is being amortized to expense over the vesting period of the restricted stock granted at the end of 2002 under the 2000 Incentive Stock Plan.

         OTHER OPERATING EXPENSE. Other operating expense for the third quarter of 2003 increased by $0.2 million as compared to the third quarter of 2002. This increase is attributable to higher third party transportation expenses in 2003; inclusion of accretion expense on the Company's SFAS 143 future abandonment liability, which totaled $0.1 million for the quarter (see Note 3 to the accompanying financial statements); and the abandonment of $0.2 million in undeveloped leasehold costs during the third quarter.

         INTEREST EXPENSE. Interest expense decreased $0.1 million in the quarter ended September 30, 2003 from the quarter ended September 30, 2002. The decrease in interest expense is due to a decrease in the weighted average interest rate partially offset by an increase in weighted average debt. The weighted average interest rate, net of hedges, for the third quarter of 2003 was 9.0% compared to 10.3% for the third quarter of 2002. The following table illustrates the components of interest expense for the three months ended September 30, 2003 and 2002 (in thousands):

                                    THREE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------   INCREASE /
                                           2003         2002           (DECREASE)
                                         --------      --------        ----------
8 3/8% notes due 2012 .............      $  3,141      $  3,141         $     --
Revolving credit facility .........           161            76               85
Interest rate hedges ..............           414(1)        806(1)          (392)
Banking fees and other ............           300            99              201
                                         --------      --------         --------
          Total ...................      $  4,016      $  4,122         $   (106)
                                         ========      ========         ========

(1) Amount represents non-cash amortization of the unrealized loss from other comprehensive income to interest expense. This unrealized loss relates to previously outstanding interest rate swaps which no longer qualified for hedge accounting. The Company has since cash settled these interest rate swaps and the swaps are no longer outstanding. See Note 5 to the accompanying financial statements.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Set forth below is our comparison of operations during the first nine months of 2003 with the first nine months of 2002.

         REVENUES AND SALES VOLUMES. Oil and natural gas revenues of Encore for the nine months ended September 30, 2003 increased as compared to 2002 by $49.1 million, from $113.6 million to $162.7 million. The following table illustrates the primary components of oil and natural gas revenue for the nine months ended September 30, 2003 and 2002, as well as each period's respective oil and natural gas volumes (in thousands, except per unit amounts):

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------             INCREASE /
                                             2003                         2002                     (DECREASE)
                                    ----------------------       ---------------------       ---------------------
REVENUES:                            Revenue        $/Unit        Revenue       $/Unit        Revenue       $/Unit
                                    ---------       ------       --------       ------       --------       ------
Oil wellhead .................      $ 142,599       $28.74       $ 99,217       $22.71       $ 43,382       $ 6.03
Oil hedges ...................        (11,225)       (2.26)        (5,837)       (1.33)        (5,388)       (0.93)
Enron gain amortization ......            300         0.06          2,116         0.48         (1,816)       (0.42)
                                    ---------       ------       --------       ------       --------       ------
     Oil Revenues ............      $ 131,674       $26.54       $ 95,496       $21.86       $ 36,178       $ 4.68
                                    =========       ======       ========       ======       ========       ======

Natural gas wellhead .........      $  32,728       $ 5.15       $ 16,910       $ 2.73       $ 15,818       $ 2.42
Natural gas hedges ...........         (1,662)       (0.26)             4           --         (1,666)       (0.26)
Enron gain amortization ......             14           --          1,196         0.19         (1,182)       (0.19)
                                    ---------       ------       --------       ------       --------       ------
     Natural Gas Revenues ....      $  31,080       $ 4.89       $ 18,110       $ 2.92       $ 12,970       $ 1.97
                                    =========       ======       ========       ======       ========       ======

                                             Average                       Average                       Average
                               Sales          NYMEX          Sales          NYMEX          Sales          NYMEX
OTHER DATA:                   Volumes        $/Unit         Volumes        $/Unit         Volumes        $/Unit
                              -------       ---------       -------       ---------       -------       ---------
Oil (Bbls) ............        4,961        $   30.99        4,369        $   25.39          592        $    5.60
Natural Gas (Mcf) .....        6,355             5.51        6,201             3.03          154             2.48
Combined (BOE) ........        6,020                         5,403                           617


         Oil revenues increased $36.2 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due to higher sales volumes and a higher realized average oil price. Oil volumes increased 592 MBbls, resulting from our development drilling program in the CCA and Permian Basin properties, as well as the Paradox Basin acquisition, which closed in the third quarter of 2002. Our realized average oil price increased $4.68 per Bbl due to a $6.03 per Bbl increase in the average wellhead price received for the first nine months of 2003. However, this increase was partially offset by a $5.4 million increase in hedging payments and a $1.8 million decrease in the amortization of the Enron gain over the same period. The increase in the average wellhead price during the first nine months of 2003 as compared to the first nine months of 2002 resulted from an increase in the overall market price of oil during the same period as reflected by an increase in the average NYMEX oil price of $5.60 per Bbl from period to period.

         Natural gas revenues increased by $13.0 million in the first nine months of 2003 as compared to the first nine months of 2002 due to an increase in our realized average natural gas price and higher volumes. Natural gas volumes increased 154 MMcf, primarily resulting from the Elm Grove acquisition, which closed in the third quarter of 2003. The increase in our realized average natural gas price is due to a higher average wellhead price of $2.42 per Mcf, partially offset by a $1.7 million increase in hedging payments and a $1.2 million decrease in the Enron gain amortization from period to period. The increase from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 in the average wellhead price received of $2.42 per Mcf is consistent with the average NYMEX natural gas price increase of $2.48 per Mcf over the same period. The increase in hedging payments over the periods was a direct result of this increase in the average NYMEX price per Mcf.

         LEASE OPERATIONS. Lease operations expense for the nine months ended September 30, 2003 increased as compared to the first nine months of 2002 by $6.1 million. The increase is primarily attributable to increased sales volumes resulting from our development drilling program, as well as inclusion of nine months of production from the Paradox Basin acquisition (September 2002), and two months of production from the Elm Grove acquisition (August 2003). On a per BOE basis, lease operations expense increased from $4.02 to $4.63 due to increased costs associated with the HPAI project in the CCA, the Paradox Basin acquisition (September 2002), and increased artificial lift expenses associated with production decline in our Lodgepole fields.

         PRODUCTION, AD VALOREM, AND SEVERANCE TAXES. Production, ad valorem, and severance taxes for the first nine months of 2003 increased as compared to the first nine months of 2002 by approximately $5.6 million. This increase was a result of higher revenues in the first nine months of 2003 as compared to the same period of 2002. As a percent of oil and natural gas revenues (excluding the effects of hedging settlements and the Enron gain amortization), production, ad valorem, and severance taxes remained constant, at

9.5% for both periods. The effect of hedges and the Enron gain amortization are excluded from oil and natural gas revenues in the calculation of these percentages because this method more closely reflects the method used to calculate actual production, ad valorem, and severance taxes paid to taxing authorities.

         DEPLETION, DEPRECIATION, AND AMORTIZATION ("DD&A") EXPENSE. DD&A expense for the nine months ended September 30, 2003 decreased by approximately $2.4 million as compared to the nine months ended September 30, 2002 due to a $0.90 decrease in the per BOE rate, partially offset by an increase in production. The decrease in the per BOE rate is a result of an increase in reserves at December 31, 2002 and the adoption of SFAS 143 on January 1, 2003 (see Note 3 to the accompanying financial statements). Historically, consistent with industry practice, the Company assumed salvage value would be offset by plugging and abandonment expenses. However, upon adoption of SFAS 143, we began subtracting the estimated salvage value of our equipment from the depreciable base in our DD&A calculation, thus lowering our per BOE rate. Beginning in August 2003, we began including the financial results of the Elm Grove acquisition in the Company's financial results. As the Elm Grove acquisition has a higher per BOE DD&A rate than our historical average, we expect our DD&A rate per BOE in future periods to be slightly higher than our historical average as a result.

         GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. G&A expense (excluding non-cash stock based compensation) increased $2.3 million for the first nine months of 2003 as compared to the first nine months of 2002. The increase in G&A expense was a result of increased staffing levels used to manage our growing asset base and outside consulting services used in the evaluation of potential acquisitions. The Company expenses third party related acquisition costs to G&A as incurred. Once the Company successfully closes on an acquisition, theses costs are then reclassified to producing properties as part of the acquisition's cost. In the nine months ended September 30, 2003, the Company reclassified $0.4 million from G&A to proved properties upon successful acquisition of the Elm Grove Field.

         NON-CASH STOCK BASED COMPENSATION EXPENSE. No amount was recorded during the nine months ended September 30, 2002 related to non-cash stock based compensation expense, while $0.5 million was recorded during the nine months ended September 30, 2003. This expense represents the amortization of deferred compensation. The deferred compensation recorded in equity relates to restricted stock granted at the end of 2002 under the 2000 Incentive Stock Plan, which is being amortized to expense over the vesting period of the stock.

         OTHER OPERATING EXPENSE. Other operating expense for the first nine months of 2003 increased by $0.7 million as compared to the first nine months of 2002. This increase is attributable to higher third party transportation expenses in 2003; inclusion of accretion expense on the Company's SFAS 143 future abandonment liability, which totaled $0.2 million for the first nine months of 2003 (see Note 3 to the accompanying financial statements); and the abandonment of $0.2 million in undeveloped leasehold costs during the third quarter.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2003 increased $4.4 million when compared to the nine months ended September 30, 2002 due primarily to an increase in our weighted average interest rate from period to period, as well as an increase in weighted average debt. The weighted average interest rate, net of hedges, for the first nine months of 2003 was 9.9% compared to 7.6% for the first nine months of 2002. This higher weighted average interest rate is the result of the Notes, issued in June 2002, with a higher 8 3/8 % fixed rate being the primary component of the Company's total indebtedness during the first nine months of 2003, while the revolving credit facility with a lower floating rate was the primary component in the first nine months of 2002. In conjunction with the issuance of 8 3/8% notes in June 2002, the Company entered into an interest rate swap, which swaps fixed rates to floating, with the intent of lowering our effective interest payments. As this transaction does not qualify for hedge accounting, changes in its fair market value, as well as settlements, are not recorded in interest expense, but in 'Derivative fair value gain' on the Consolidated Statements of Operations. During the nine months ended September 30, 2003, a gain of $2.1 million related to this interest rate swap was recorded in 'Derivative fair value gain'. See Note 5 to the accompanying financial statements. The following table illustrates the components of interest expense for the nine months ended September 30, 2003 and 2002 (in thousands):

                                   NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------   INCREASE /
                                        2003             2002        (DECREASE)
                                      -------           ------       ----------
8 3/8% notes due 2012 ........        $ 9,422           $3,347        $ 6,075
Revolving credit facility ....            278            2,141         (1,863)
Interest rate hedges .........          1,612(1)         2,121           (509)
Banking fees and other .......            914              227            687
                                      -------           ------        -------
          Total ..............        $12,226           $7,836        $ 4,390
                                      =======           ======        =======

(1) Amount represents non-cash amortization of the unrealized loss from other comprehensive income to interest expense. This unrealized loss relates to previously outstanding interest rate swaps which no longer qualified for hedge accounting. The Company has since cash settled these interest rate swaps and the swaps are no longer outstanding. See Note 5 to the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Principal uses of capital have been for the acquisition and development of oil and natural gas properties. As of September 30, 2003, our cash and cash equivalents totaled $0.7 million. The Company's policy is to use any excess cash not needed for day-to-day operations to pay down any amounts outstanding under the revolving credit facility. As of September 30, 2002, our cash and cash equivalents totaled $2.6 million. This excess cash was being held in reserve to pay state production taxes. Because of timing of payments made for production taxes, at September 30, 2003 no excess cash reserves were held for this purpose.

Cash Flow

         During the nine months ended September 30, 2003, net cash provided by operations was $94.8 million, an increase of $38.3 million compared to the nine months ended September 30, 2002. This increase is primarily attributable to higher oil and natural gas revenues in 2003, which as noted previously, is primarily a result of increased prices and increased production volumes.

         Cash used by investing activities decreased from $135.1 million to $123.9 million over the same period, largely due to a decrease in the amount invested in new acquisitions. Acquisition capital accounted for $77.0 million during the first nine months of 2002 (primarily Central Permian and Paradox Basin acquisitions), but only $52.9 million in 2003 (primarily Elm Grove acquisition). Investing less in new acquisitions allowed the Company to increase the amount of available capital used in the development of our existing asset base. Cash invested in development of our oil and natural gas properties increased to $71.7 million in the first nine months of 2003 as compared to $58.0 for the first nine months of 2002. We plan to invest an additional $25.5 million for development of our oil and natural gas properties during the remainder of 2003. We anticipate funding the additional investment through cash flows from operations.

         Cash provided by financing activities was $16.7 million in the first nine months of 2003, and $81.1 million in the first nine months of 2002. This $64.4 million change was caused by a decrease in the cash used in investing activities and an increase in operating cash flow. The significantly higher oil and natural gas revenues in the first nine months of 2003 resulting from increased production and an increase in prices allowed the Company to fund its development drilling program using operating cash flow, while at the same time providing enough cash flow to fund a portion of the Elm Grove acquisition, which closed in the third quarter of 2003. During 2002, however, prices were such that a portion of the cost of the Company's drilling program, as well as the Central Permian and Paradox Basin acquisitions were funded with additional borrowings.

Capitalization

         At September 30, 2003, Encore had total assets of $644.7 million. Total capitalization was $530.4 million, of which 65.9% was represented by stockholders' equity and 34.1% by long-term debt.

Debt Maturities

         At September 30, 2003, the Company's long-term debt is comprised of $150.0 million of 8 3/8% senior subordinated Notes due June 15, 2012 and $31.0 million outstanding under the revolving credit facility due June 25, 2006.

Revolving Credit Facility

         The maximum amount available under our revolving credit facility is $300.0 million, which is secured by a first priority lien on our proved oil and natural gas reserves representing at least 80% of the present discounted reserve value. As of September 30, 2003, the amount available to us under our revolving credit facility was $220.0 million. However, this amount has subsequently been renegotiated and effective December 1, 2003 the amount available to us has been increased to $270 million. As of September 30, 2003, $31.0 million is outstanding under our revolving credit facility which matures on June 25, 2006.

Future Capital Requirements

         In April 2003, the Board of Directors approved an increase to Encore's 2003 capital budget in the amount of $20.0 million to begin the second phase of the high-pressure air injection ("HPAI") tertiary recovery project in the CCA. This, when added to the previously announced $105.0 million capital budget, will give the Company a capital budget of $125.0 million for 2003. These Board approved amounts do not include any capital expenditures which the Company will likely incur in the development of our Elm Grove acquisition during the remainder of 2003 which are expected to be approximately $4.3 million. Due to the timing of capital expenditures related to our HPAI project, the Company's actual capital expenditures may be below budgeted levels for 2003. The remaining capital costs not invested at the end of 2003 for HPAI are expected to be invested during the first of 2004.

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

         In November 2003, the Board of Directors approved the Company's 2004 capital budget in the amount of $140.0 million. The $140.0 million budgeted amount includes $104.8 million for development drilling projects, capital workovers, field facilities, and leasehold costs. The remaining $46.0 million budgeted capital consists of $34.3 million for HPAI and $0.9 million for other property, plant, and equipment. The Company plans to fund its 2004 capital budget using operating cash flow and its existing revolving credit facility.

         The following table illustrates the Company's contractual obligations outstanding at September 30, 2003 (in thousands):

                                                         PAYMENTS DUE BY PERIOD
 CONTRACTUAL OBLIGATIONS                TOTAL         2003      2004 - 2005   2006 - 2007     THEREAFTER
                                      --------        ----      -----------   -----------     ----------
8 3/8%  Notes ................        $150,000        $ --        $   --        $    --        $150,000
Revolving Credit Facility ....          31,000          --            --         31,000              --
Operating Leases .............           3,081         240         1,938            690             213
                                      --------        ----        ------        -------        --------
Totals .......................        $184,081        $240        $1,938        $31,690        $150,213
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

         The following table indicates the average oil and natural gas prices realized for the three and nine months ended September 30, 2003 and 2002. Average equivalent prices for the first nine months of 2003 and 2002 were decreased by $2.08 and $0.46 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas sales volumes are converted to oil equivalents at the conversion rate of six Mcf per Bbl.

                                                                     OIL         NATURAL GAS      EQUIV. OIL
                                                                  (PER Bbl)       (PER Mcf)        (PER BOE)
                                                                ------------  ---------------   ------------
NET PRICE REALIZATION WITH HEDGES
Quarter ended September 30, 2003..........................          $26.52          $4.60            $26.73
Quarter ended September 30, 2002..........................           24.05           3.16             23.14
Nine months ended September 30, 2003......................           26.54           4.89             27.04
Nine months ended September 30, 2002......................           21.86           2.92             21.03

AVERAGE WELLHEAD PRICE
Quarter ended September 30, 2003..........................          $28.07          $4.68            $28.06
Quarter ended September 30, 2002..........................           25.62           3.02             24.28
Nine months ended September 30, 2003......................           28.74           5.15             29.12
Nine months ended September 30, 2002......................           22.71           2.73             21.49

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures about Market Risk" in Encore's 2002 Annual Report filed on Form 10-K is incorporated herein by reference. Such information includes a description of Encore's potential exposure to market risks, including commodity price risk and interest rate risk. The Company's outstanding derivative contracts as of September 30, 2003 are discussed in Note 5 to the accompanying financial statements. As of September 30, 2003, the fair value of our open commodity and interest rate derivative contracts is $3.4 million.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed with the SEC on November 7, 2001).

3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed with the SEC on November 7, 2001).

31.1     Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2     Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1     Section 1350 Certification (Principal Executive Officer)

32.2     Section 1350 Certification (Principal Financial Officer)

99.1 Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, filed with the SEC on October 6, 2002).

Reports on Form 8-K

       The Company filed with the SEC the following reports on Form 8-K during the quarter ended September 30, 2003:

       On July 2, 2003, the Company filed a current report on Form 8-K announcing agreement to acquire natural gas producing properties for $52.2 million.

       On July 10, 2003, the Company filed a current report on Form 8-K for the purpose of conforming certain information included in the Form 8-K filed on February 11, 2003 to Regulation G of the Securities Exchange Commission (the "SEC") which amended Item 10 of Regulation S-K concerning the use of non-GAAP financial measures.

       On July 29, 2003, the Company filed a current report on Form 8-K announcing second quarter 2003 results.

       On July 31, 2003, the Company filed a current report on Form 8-K announcing the completion of the previously announced acquisition of interests in natural gas properties located in the Elm Grove Field in Bossier Parish, Louisiana.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ENCORE ACQUISITION COMPANY


Date: November 7, 2003                    By: /s/ Morris B. Smith
                                              ---------------------------------
                                              Morris B. Smith
                                              Chief Financial Officer,
                                              Treasurer, Executive Vice
                                              President and Principal Financial
                                              Officer


Date: November 7, 2003                    By: /s/ Robert C. Reeves
                                              ---------------------------------
                                              Robert C. Reeves
                                              Vice President, Controller and
                                              Principal Accounting Officer