Form 10-Q
period 2004-03-31
ENCORE ACQUISITION CO
filed 2004-05-10
CIK 1125057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 1-16295

ENCORE ACQUISITION COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	001-16295 (Commission File Number)	75-2759650 (IRS Employer Identification No.)

777 Main Street, Suite 1400, Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒ No ☐

      Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2004 ....... 30,448,979

ENCORE ACQUISITION COMPANY
INDEX

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENCORE ACQUISITION COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands except shares and per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$729	$431
Hedge margin deposits	3,840	—
Accounts receivable	30,310	27,640
Inventory	5,092	6,019
Derivatives	3,579	5,588
Deferred taxes	6,668	3,592
Other current	1,534	1,673

Total current assets	51,752	44,943

Properties and equipment, at cost — successful efforts method:
Proved properties	768,539	739,288
Unproved properties	2,021	921
Accumulated depletion, depreciation, and amortization	(133,309)	(124,646)

	637,251	615,563

Other property and equipment	4,051	3,831
Accumulated depreciation	(2,786)	(2,586)

	1,265	1,245

Other assets	11,788	10,387

Total assets	$702,056	$672,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,435	$10,668
Derivatives	14,133	8,026
Accrued and other current	26,961	26,301

Total current liabilities	52,529	44,995

Derivatives	8,855	3,514
Future abandonment costs	5,419	5,341
Deferred taxes	86,863	80,313
Long-term debt	179,000	179,000

Total liabilities	332,666	313,163

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 authorized, 30,439,698 and 30,335,693 issued and outstanding	304	303
Additional paid-in capital	256,778	253,865
Deferred compensation	(4,114)	(2,528)
Retained earnings	134,267	117,365
Accumulated other comprehensive income	(17,845)	(10,030)

Total stockholders’ equity	369,390	358,975

Total liabilities and stockholders’ equity	$702,056	$672,138

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues:
Oil	$46,764	$46,432
Natural gas	12,527	9,355

Total revenues	59,291	55,787

Expenses:
Production —
Lease operations	10,242	8,953
Production, ad valorem, and severance taxes	5,839	6,169
General and administrative (excluding non-cash stock based compensation)	2,228	2,450
Non-cash stock based compensation	310	145
Depletion, depreciation, and amortization	9,263	7,783
Derivative fair value (gain) loss	158	(1,260)
Other operating	1,002	170

Total expenses	29,042	24,410

Operating income	30,249	31,377

Other income (expenses):
Interest	(3,906)	(4,171)
Other	51	47

Total other income (expenses)	(3,855)	(4,124)

Income before income taxes and cumulative effect of accounting change	26,394	27,253
Current income tax provision	(1,085)	(767)
Deferred income tax provision	(8,407)	(9,371)

Income before cumulative effect of accounting change	16,902	17,115
Cumulative effect of accounting change, net of income taxes of $529	—	863

Net income	$16,902	$17,978

Income before cumulative effect of accounting change per common share:
Basic	$0.56	$0.57
Diluted	0.55	0.57
Net income per common share:
Basic	$0.56	$0.60
Diluted	0.55	0.59
Weighted average common shares outstanding:
Basic	30,179	30,037
Diluted	30,567	30,221

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
March 31, 2004
(in thousands)
(unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Stock	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2003	$303	$253,865	$(2,528)	$117,365	$(10,030)	$358,975
Exercise of stock options	—	1,018	—	—	—	1,018
Deferred compensation:
Issuance of restricted common stock	1	1,738	(1,739)	—	—	—
Amortization of expense	—	—	310	—	—	310
Other changes	—	157	(157)	—	—	—
Components of comprehensive income:
Net income	—	—	—	16,902	—	16,902
Change in deferred hedge loss, net of income taxes of $4,790	—	—	—	—	(7,815)	(7,815)

Total comprehensive income						9,087

Balance at March 31, 2004	$304	$256,778	$(4,114)	$134,267	$(17,845)	$369,390

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Operating activities
Net income	$16,902	$17,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	9,263	7,783
Deferred taxes	8,407	9,371
Non-cash stock based compensation	310	145
Cumulative effect of accounting change	—	(863)
Non-cash derivative fair value (gain) loss	1,972	(613)
Other non-cash	336	1,891
(Gain) loss on disposition of assets	(11)	124
Changes in operating assets and liabilities:
Hedge margin deposit	(3,840)	—
Accounts receivable	(2,670)	(4,130)
Other current assets	(1,127)	(1,328)
Other assets	(53)	(112)
Accounts payable and accrued liabilities	1,584	(4,538)

Cash provided by operating activities	31,073	25,708

Investing activities
Proceeds from disposition of assets	119	395
Purchases of other property and equipment	(884)	(36)
Acquisition of oil and natural gas properties	(1,263)	(60)
Development of oil and natural gas properties	(28,984)	(23,431)

Cash used by investing activities	(31,012)	(23,132)

Financing activities
Proceeds from long-term debt	48,000	15,000
Payments on long-term debt	(48,000)	(23,000)
Other	237	733

Cash provided by (used in) financing activities	237	(7,267)

Increase (decrease) in cash and cash equivalents	298	(4,691)
Cash and cash equivalents, beginning of period	431	13,057

Cash and cash equivalents, end of period	$729	$8,366

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)

1. Formation of Encore

     Organized in 1998, Encore Acquisition Company (“Encore” or the “Company”), a Delaware corporation, is a growing independent energy company engaged in the acquisition, development and exploitation of North American oil and natural gas reserves. As of March 31, 2004 Encore’s oil and natural gas reserves were in four core areas: the Cedar Creek Anticline of Montana and North Dakota; the Permian Basin of West Texas and Southeastern New Mexico; the Mid Continent area, which included the Anadarko Basin of Oklahoma and the North Salt Basin of Louisiana; and the Rocky Mountains.

2. Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of Encore include all adjustments necessary to present fairly our financial position as of March 31, 2004 and results of operations and cash flows for the three months ended March 31, 2004 and 2003. All adjustments are of a recurring nature. These interim results are not necessarily indicative of results for an entire year.

     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2003 Annual Report filed on Form 10-K.

     Employee stock options and restricted stock awards are accounted for at intrinsic value in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense is recorded for stock options that are granted to employees or non-employee directors with an exercise price equal to or above the Company’s stock price on the date of grant. However, compensation expense is recorded for the fair value of the restricted stock granted to employees. If employee stock options and restricted stock awards were accounted for at fair value in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s reported net income and net income per share amounts would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
As Reported:
Non-cash stock based compensation (net of taxes)	$192	$90
Net income	16,902	17,978
Basic net income per common share	0.56	0.60
Diluted net income per common share	0.55	0.59
Pro Forma:
Non-cash stock based compensation (net of taxes)	$406	$422
Net income	16,688	17,646
Basic net income per common share	0.55	0.59
Diluted net income per common share	0.55	0.58

3. Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations,” which the Company adopted as of January 1, 2003. This statement requires the Company to record a liability in the period in which an asset retirement obligation is incurred, in an amount equal to the discounted estimated fair value of the obligation. Also, upon initial recognition of the liability, the Company must capitalize an equal amount of asset cost. Thereafter, each quarter, this liability is accreted and, if needed, adjusted up to the final cost. Accretion expense is included in ‘Other operating’ expense in the Company’s Consolidated Statements of Operations.

     The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect of accounting change adjustment to record (i) a $4.0 million increase in the carrying values of proved properties, (ii) a $2.1 million decrease in accumulated depletion, depreciation, and amortization, (iii) a $5.2 million increase in non-current liabilities, and (iv) a gain of $0.9 million, net of tax.

     The following table shows net income and basic and diluted net income per common share as reported, as well as pro forma amounts as if the Company had adopted SFAS 143 prior to January 1, 2003 (in thousands, except per common share amounts):

	Three months ended
	March 31,
	2004	2003
As Reported:
Net income	$16,902	$17,978
Basic net income per common share	0.56	0.60
Diluted net income per common share	0.55	0.59
Pro Forma:
Net income	$16,902	$17,115
Basic net income per common share	0.56	0.57
Diluted net income per common share	0.55	0.57

     The Company’s primary asset retirement obligations relate to future plugging and abandonment expenses on our oil and natural gas properties and related facilities disposal. As of March 31, 2004, the Company had $2.8 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on our Bell Creek property. This amount is included in ‘Other assets’ in the accompanying Consolidated Balance Sheet. The following table summarizes the changes in the Company’s future abandonment liability from January 1, 2004 through March 31, 2004 (in thousands):

Three months
ended
March 31,
2004
Future abandonment liability at January 1, 2004	$5,341
Wells drilled	43
Accretion expense	72
Plugging and abandonment costs incurred	(37)

Future abandonment liability at March 31, 2004	$5,419

4. Income Taxes

     Reconciliation of income tax expense with tax at the Federal statutory rate is as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Income before income taxes and the cumulative change in accounting	$26,394	$27,253

Tax at statutory rate	9,238	9,539
State income taxes, net of federal benefit	792	818
Section 43 credits generated	(740)	(26)
Other	202	(193)

Total	$9,492	$10,138

5. Earnings Per Share (EPS)

     The following table sets forth basic and diluted EPS computations for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

	Three months ended
	March 31,
	2004	2003
Numerator:
Income before cumulative effect of accounting change	$16,902	$17,115
Cumulative effect of accounting change	—	863

Net income	$16,902	$17,978

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	30,179	30,037
Effect of dilutive options and dilutive restricted stock (a)	388	184

Denominator for diluted earnings per share	30,567	30,221

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.56	$0.57
Cumulative effect of accounting change, net of income taxes	—	0.03

Net income	$0.56	$0.60

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.55	$0.57
Cumulative effect of accounting change, net of income taxes	—	0.02

Net income	$0.55	$0.59

     (a) There were no antidilutive options or any shares of antidilutive restricted stock outstanding for the three months ended March 31, 2004. For the quarter ended March 31, 2003 outstanding employee stock options of 240,000 were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive. During the three months ended March 31, 2004, 234,856 shares of stock were issued upon exercise of employee stock options granted under the Company’s 2000 Incentive Stock Plan at a weighted average strike price of $25.76 per share. Additionally, 67,496 shares of restricted stock were granted under the Company’s 2000 Incentive Stock Plan during the three months ended March 31, 2004. For the quarter ended March 31, 2004, 6,176 shares of employee stock options and 7,366 shares of restricted stock, which were issued and outstanding at December 31, 2003, were forfeited.

6. Derivative Financial Instruments

     The following tables summarize our open commodity derivative instruments designated as hedges as of March 31, 2004:

Oil Derivative Instruments at March 31, 2004

	Daily	Floor	Daily	Cap	Daily	Swap	Fair
	Floor Volume	Price	Cap Volume	Price	Swap Volume	Price	Value
Period	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(000s)
April – June 2004	15,500	$22.98	7,000	$29.06	500	$26.48	$(4,072)
July – Dec 2004	15,500	24.23	6,000	29.37	500	26.48	(5,007)
Jan – June 2005	6,500	25.69	3,500	31.89	1,000	25.12	(1,699)
July – Dec 2005	5,500	25.82	2,500	31.07	1,000	25.12	(780)
Jan – Dec 2006	1,000	27.50	1,000	29.88	2,000	25.03	(3,180)
Jan – Dec 2007	—	—	—	—	2,000	25.11	(2,363)

Natural Gas Derivative Instruments at March 31, 2004

	Daily	Floor	Daily	Cap	Daily	Swap	Fair
	Floor Volume	Price	Cap Volume	Price	Swap Volume	Price	Value
Period	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(000s)
April – June 2004	15,000	$4.02	7,500	$6.03	5,000	$5.01	$(435)
July – Dec 2004	15,000	4.02	7,500	6.03	10,000	5.29	(1,798)
Jan – Dec 2005	5,000	5.05	5,000	5.97	5,000	4.63	(1,645)
Jan – Dec 2006	5,000	4.85	5,000	5.68	—	—	21

     Encore recognizes in the consolidated statement of operations derivative fair value gains and losses related to changes in the mark-to-market value of our basis swaps and certain other commodity derivatives that are not designated for hedge accounting; ineffectiveness of our commodity futures contracts designated as hedges; and for changes in the mark-to-market value of our interest rate swap.

     In order to more effectively hedge the cash flows received on our oil production, the Company enters into financial instruments whereby the Company swaps certain per Bbl or per Mcf floating market indices for a fixed amount. These market indices are a component of the price the Company is paid on its actual production. By fixing this component of our marketing price, the Company is able to realize a net price with a more consistent differential to NYMEX. Since NYMEX is the basis of all our derivative oil hedging contracts and some of our natural gas contracts, a more consistent differential results in more effective hedges. However, management has elected not to use hedge accounting for certain of these contracts. Instead, the Company marks these contracts to market each quarter through ‘Derivative fair value (gain) loss’ in the Consolidated Statements of Operations. Thus, as these contracts do not change the Company’s overall hedged volumes, average prices presented in the tables above are exclusive of any effect of these non-hedge instruments. As of March 31, 2004, the mark-to-market value of these contracts is $0.1 million.

     The oil put contracts in place at March 31, 2004 that the Company did not designate as cash flow hedges represented 1,500 Bbls per day in the first half of 2004 and 2,500 Bbls in the second half of 2004. The Company also had natural gas put contracts not designated as hedges representing 5,000 Mcf per day for 2004. The fair value of these contracts at March 31, 2004 was $0.1 million.

Interest Rate Derivatives

     The following table summarizes the Company’s only interest rate swap contract at March 31, 2004:

			Encore	Fair Value
Contract Expiration	Notional Amount	Encore Pays	Receives	(000s)
June 2005	$80,000,000	LIBOR + 3.89%	8.375%	$3,130

     This contract does not qualify for hedge accounting and thus, the changes in its fair market value are recorded in ‘Derivative fair value (gain) loss’ on the Consolidated Statements of Operations. During the quarter ended March 31, 2004, a gain of $0.7 million related to the interest rate swap was recorded in the Consolidated Statement of Operations.

     The actual gains or losses the Company realizes from derivative transactions may vary significantly from the deferred loss amount recorded in stockholders’ equity at March 31, 2004 due to fluctuation of prices in the commodities markets.

7. Financial Statements of Subsidiary Guarantors

     As of March 31, 2004, all of the Company’s subsidiaries were subsidiary guarantors of the Company’s outstanding 8⅜% notes. Since (i) each subsidiary guarantor is 100% owned by the Company, (ii) the Company has no assets or operations that are independent of its subsidiaries, (iii) the subsidiary guarantees are full and unconditional and joint and several and (iv) all of the Company’s subsidiaries are subsidiary guarantors, the Company has not included the financial statements of each subsidiary in this report. The subsidiary guarantors may without restriction transfer funds to the Company in the form of cash dividends, loans, and advances.

8. Subsequent Events

Cortez Acquisition

     On March 2, 2004, the Company entered into an agreement to purchase all of the outstanding capital stock of Cortez Oil & Gas, Inc., a privately held, independent oil and natural gas company. On April 14, 2004, Encore completed the acquisition of Cortez for a cash purchase price of $122.6 million, which includes the repayment of $39.4 million of Cortez’s debt. Encore has also agreed to pay Cortez’s former securityholders up to $2.9 million in aggregate additional cash consideration if specified leases associated with Cortez’s properties are obtained by June 30, 2004 (subject to 30 day extension) and other conditions are met.

     Encore funded the acquisition with a portion of the net proceeds from the issuance of the 6¼% Notes described above. The net proceeds from the notes were placed in escrow upon the closing of the offering and were released to fund the Cortez acquisition in accordance with the terms of the escrow agreement with the initial purchasers of the 6¼% Notes.

     The acquired oil and natural gas properties are located primarily in the Cedar Creek Anticline of Montana, the Permian Basin of West Texas and Southeastern New Mexico and in the Mid Continent area, including the Anadarko and Arkoma Basins of Oklahoma and the Barnett Shale north of Fort Worth, Texas.

Issuance of 6¼% Senior Subordinated Notes

     On April 2, 2004, the Company issued $150.0 million of 6¼% Senior Subordinated Notes maturing April 15, 2014 (the “6¼% Notes”). The offering was made through a private placement pursuant to Rule 144A and Regulation S. The Company estimates net proceeds of approximately $146.2 million after paying all costs associated with the offering. The net proceeds were used to fund the acquisition of Cortez Oil & Gas (see above) and repay amounts outstanding under our revolving credit facility. Concurrently with the issuance of the 6¼% Notes, the Company entered into a registration rights agreement whereby Encore agreed to file a registration statement within 90 days after the issue date of April 2, 2004 offering to exchange the 6¼% Notes for publicly registered notes with substantially identical terms. The Company also agreed to use our reasonable best efforts to cause the registration statement to become effective within 180 days after the issue date of April 2, 2004.

Overton Acquisition

     On April 26, 2004, the Company entered into an agreement to purchase natural gas properties in the Overton Field located in Smith County Texas for $82.0 million from a group of private sellers. The Company expects to finance this acquisition with existing capacity under the Company’s revolving credit facility.

Additional Derivative Financial Instruments

     Since the end of March 2004, the Company entered into the following natural gas derivative instruments:

	Daily	Swap
	Swap Volume	Price
Period	(Mcf)	(per Mcf)
July – Dec 2004	5,000	$5.83
Jan – Dec 2005	5,000	5.29
Jan – Dec 2006	12,500	5.07
Jan – Dec 2007	7,500	4.94

     Since the end of March 2004, the Company also entered into the following oil derivative instruments:

	Daily	Floor
	Floor Volume	Price
Period	(Bbls)	(per Bbl)
Jan – June 2005	8,000	$28.75
July – Dec 2005	6,000	$29.33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This document contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors, including, but not limited to, those set forth under “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Encore’s 2003 Annual Report filed on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document and Encore’s 2003 Form 10-K.

First Quarter 2004 Highlights

     Our financial and operating results for the quarter ended March 31, 2004 included the following highlights:

•	During the first quarter of 2004, we had oil and natural gas revenues of $59.3 million, a record for Encore. This represents a 6% increase over the $55.8 million of oil and natural gas revenues reported for the first quarter of 2003. Strong commodity prices coupled with more favorable oil and natural gas hedging positions resulted in higher average realized prices of $29.03 per Bbl and $4.96 per Mcf during the quarter ended March 31, 2004 when compared to the average prices of $27.87 per Bbl and $4.84 per Mcf realized in the first quarter of 2003. Our current oil hedging positions allowed the realization of 90% of the $1.29 increase in the average NYMEX oil price from the first quarter of 2003 to the first quarter of 2004. Additionally, our current natural gas hedging positions allowed the realization of a higher natural gas price in the first quarter of 2004 as compared to the first quarter of 2003, despite a $0.19 per Mcf drop in the average NYMEX natural gas price over the same period.

•	We reported net income of $16.9 million or $0.55 per diluted share in the first three months of 2004. This represents a slight decrease from the $18.0 million of net income or $0.59 per diluted share from the first quarter of 2003. Although 2004 revenues increased $3.5 million ($2.2 million net of tax) from the first quarter of 2003 to the first quarter of 2004, net income decreased as the first quarter of 2003 included a one-time $0.9 million gain related to a cumulative effect of accounting change and a $0.8 million net of tax derivative fair value gain.

•	We increased first quarter 2004 daily production volumes to 22,322 BOE as compared to 22,088 BOE per day reported in the first quarter of 2003. During the first quarter of 2004, oil production averaged 17,699 Bbls per day and natural gas production averaged 27,741 Mcf per day. Natural gas production volumes in the first quarter of 2004 reflect an increase of 29% over the level reported in the first quarter of 2003 attributable to our Elm Grove acquisition that closed in the second half of 2003.

•	Lease operations expense increased from the $4.50 per BOE reported in the first quarter of 2003 to $5.04 per BOE in the first quarter of 2004. The increase reflects increased costs associated with the high-pressure air injection project in the CCA; the effect of production declines on our Lodgepole properties, which have low per BOE operating costs as compared to the average per BOE costs of our other properties; and an increase in prices paid for outside services. G&A expense decreased 11% on a per BOE basis in the first quarter of 2004 as compared to the same period in 2003 reflecting the non-recurring consulting expenses incurred in the first quarter of 2003. DD&A expense per BOE of $4.56 for the first three months of 2004 increased, as expected, from the $3.92 per BOE recorded in the first three months of 2003 resulting from higher than historical finding, development, and acquisition costs in 2003.

•	Encore invested $29.1 million in development projects during the first quarter of 2004, $7.7 million of which was invested in our high-pressure air injection tertiary recovery projects in the Little Beaver and Pennel units of the Cedar Creek Anticline. Our $29.1 million investment in development projects yielded 16 (15.4 net) new operated vertical producing wells, as well as 18 (17.2 net) operated horizontal re-entry wells and 3 (2.9 net) operated service/injection wells. Additionally, we participated in the drilling of 9 (1.2 net) non-operated vertical producing wells. We are currently investing capital in a six-rig conventional drilling program on our operated properties with five rigs drilling in the Cedar Creek Anticline and one in the Permian Basin. Also, we are currently participating in a two-rig conventional drilling program on our non-operated Elm Grove properties.

•	We were able to fund the entire $30.2 million of acquisition and development capital investments made in the first quarter of 2004 using the $31.1 million of operating cash flows generated during the quarter. Long-term debt at March 31, 2004 remained at $179.0 million, the same level as at December 31, 2003.

Results of Operations

     The following table sets forth selected operating information for the periods presented:

	Three months ended		Increase /
	2004	2003	(Decrease)
Operating results (in thousands):
Oil and natural gas revenues	$59,291	$55,787	$3,504
Lease operations expense	10,242	8,953	1,289
Production, ad valorem, and severance taxes	5,839	6,169	(330)
Daily production volumes:
Oil (Bbls)	17,699	18,509	(810)
Natural gas (Mcf)	27,741	21,475	6,266
Combined (BOE)	22,322	22,088	234
Average prices:
Oil (per Bbl)	$29.03	$27.87	$1.16
Natural gas (per Mcf)	4.96	4.84	0.12
Combined (per BOE)	29.19	28.06	1.13
Selected operating expenses per BOE:
Lease operations	$5.04	$4.50	$0.54
Production, ad valorem, and severance taxes	2.87	3.10	(0.23)
G&A (excluding non-cash stock based compensation)	1.10	1.23	(0.13)
DD&A	4.56	3.92	0.64

Comparison of Quarter Ended March 31, 2004 to Quarter Ended March 31, 2003

     Set forth below is our comparison of operations during the first quarter of 2004 with the first quarter of 2003.

     Revenues and Production Volumes. The following table illustrates the primary components of oil and natural gas revenue for the three months ended March 31, 2004 and 2003, as well as each quarter’s respective oil and natural gas volumes (in thousands, except per unit amounts):

	Three months ended March 31,				Increase /
	2004		2003		(Decrease)
	Revenue	$/Unit	Revenue	$/Unit	Revenue	$/Unit
Revenues:
Oil wellhead	$52,378	$32.51	$52,214	$31.34	$164	$1.17
Oil hedges	(5,614)	(3.48)	(5,782)	(3.47)	168	(0.01)

Total Oil Revenues	$46,764	$29.03	$46,432	$27.87	$332	$1.16

Natural gas wellhead	$12,922	$5.12	$10,312	$5.34	$2,610	$(0.22)
Natural gas hedges	(395)	(0.16)	(957)	(0.50)	562	0.34

Total Natural Gas Revenues	$12,527	$4.96	$9,355	$4.84	$3,172	$0.12

Combined wellhead	$65,300	$32.15	$62,526	$31.45	$2,774	$0.70
Combined hedges	(6,009)	(2.96)	(6,739)	(3.39)	730	0.43

Total Combined Revenues	$59,291	$29.19	$55,787	$28.06	$3,504	$1.13

		Average		Average		Average
		NYMEX		NYMEX		NYMEX
	Production	$/Unit	Production	$/Unit	Production	$/Unit
Other data:
Oil (Bbls)	1,611	$35.15	1,666	$33.86	$(55)	$1.29
Natural Gas (Mcf)	2,524	5.72	1,933	5.91	591	(0.19)
Combined (BOE)	2,031		1,988		43

     Oil revenues increased from first quarter 2003 to first quarter 2004 by $0.3 million, due to a higher realized average oil price which was partially offset by a slight decrease in volumes. Our realized average oil price increased $1.16 per Bbl in the first quarter of 2004 over the same period in 2003 primarily as a result of an increase in our average wellhead price. This increase in our average wellhead price is in line with the increase in the overall market price for oil as reflected in the $1.29 per Bbl increase in the average NYMEX price over the same period.

     Natural gas revenues increased by $3.2 million, or $0.12 per Mcf, in the first quarter of 2004 from the first quarter of 2003 due to an increase in volumes and an increase in our realized average natural gas price. Production volumes increased 591 MMcf in the first quarter of 2004 as compared to the first quarter of 2003 due to the Elm Grove acquisition, which was completed during the third quarter of 2003. The $0.12 increase in our realized average natural gas price was primarily due to a decrease in hedging payments partially offset by a decrease of $0.22 per Mcf in the average wellhead price received. The decrease in our average wellhead price received is consistent with the decrease in the overall market price for natural gas, as reflected in the decrease in the average NYMEX price of $0.19 per Mcf over the same period.

     Lease operations. Lease operations expense for the first quarter of 2004 increased as compared to the first quarter of 2003 by $1.3 million. The increase is primarily attributable to the production from the Elm Grove acquisition, which closed in the third quarter of 2003 and a $0.54 increase in the average per BOE rate. The increase in our average per BOE rate was attributable to increased costs associated with the high-pressure air injection project in the CCA; production declines in our Lodgepole fields that have relatively low lease operations expense compared to our other properties; and an increase in prices paid for outside services.

     Production, ad valorem, and severance taxes. Production, ad valorem, and severance taxes for the first quarter of 2004 decreased as compared to the same period in 2003 by approximately $0.3 million. As a percentage of oil and natural gas revenues (excluding the effects of hedges), production, ad valorem, and severance taxes for the first quarter of 2004 decreased when compared to the first quarter of 2003, down to 8.9% from 9.9%. The decrease is attributable to the addition of the Elm Grove properties added in the third quarter of 2003, which have a lower rate as a percentage of oil and natural gas revenues than our historical average. The effect of hedges is excluded from oil and natural gas revenues in the calculation of these percentages because this method more closely reflects the method used to calculate actual production, ad valorem, and severance taxes paid to taxing authorities.

     General and administrative (“G&A”) expense. G&A expense (excluding non-cash stock based compensation) decreased $0.2 million for the first quarter of 2004 as compared to the first quarter of 2003. The overall decrease, as well as the $0.13 decrease in the per BOE rate, is a result of first quarter 2003 non-recurring consulting services.

     Non-cash stock based compensation expense. Non-cash stock based compensation expense increased $0.2 million from the three months ended March 31, 2003 to March 31, 2004. This expense represents the amortization of deferred compensation which is being amortized to expense over the vesting period of restricted stock granted under the 2000 Incentive Stock Plan. The increase is the result of the increase in total deferred compensation to be recorded, which is due to an increase in the number of shares granted and an increase in our stock price.

     Depletion, depreciation, and amortization (“DD&A”) expense. DD&A expense for the first quarter of 2004 increased by $1.5 million as compared to the first quarter of 2003, due to a $0.64 increase in the per BOE rate and an increase in production. The per BOE rate increased, as expected, from the $3.92 per BOE recorded in the first three months of 2003 to $4.56 in the first three months of 2004 as a result of higher than historical finding, development, and acquisition costs in 2003.

     Derivative fair value (gain) loss. During the first quarter of 2004 we recorded a $0.2 million derivative fair value loss as compared to the $1.3 million gain recorded in the first quarter of 2003. The components of the derivative fair value (gain) loss reported in the quarterly periods are as follows (in thousands):

	Three months ended March 31,		Increase /
	2004	2003	(Decrease)
Designated cash flow hedges:
Ineffectiveness – Commodity contracts	$274	$93	$181
Undesignated derivative contracts:
Mark-to-market (gain) loss – Interest rate swaps	(710)	(1,353)	643
Mark-to-market (gain) loss – Commodity contracts	594	—	594

Derivative fair value (gain) loss	$158	$(1,260)	$1,418

     Other operating expense. Other operating expense for the first quarter of 2004 increased by $0.8 million as compared to the first quarter of 2003. This increase is attributable to higher third party transportation expenses in 2004 and inclusion of $0.5 million gain related to the sale of an Enron receivable in the first quarter of 2003.

     Interest expense. Interest expense decreased $0.3 million in the quarter ended March 31, 2004 from the quarter ended March 31, 2003. The decrease in interest expense is due to a decrease in non-cash amortization of the deferred loss on interest rate swaps offset by a slight increase in interest under our revolving credit facility. The weighted average interest rate, net of hedges, for the first quarter of 2004 was 8.7% compared to 10.2% for the first quarter of 2003. The following table illustrates the components of interest expense for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,				Increase /
	2004		2003		(Decrease)
8⅜% notes due 2012	$3,141		$3,141		$—
Revolving credit facility	211		102		109
Interest rate hedges	212	(1)	654	(1)	(442)
Banking fees and other	342		274		68

Total	$3,906		$4,171		$(265)

(1)	Amount represents non-cash amortization of the deferred loss on interest rate swaps from other comprehensive income to interest expense. This unrealized loss relates to previously outstanding interest rate swaps which no longer qualified for hedge accounting. We have since cash settled these interest rate swaps and the swaps are no longer outstanding.

     Income taxes. Income tax expense for the first quarter of 2004 related to income before income taxes and the cumulative effect of accounting change decreased as compared to the first quarter of 2003 by $0.6 million. This decrease is due in part to the $0.9 million decrease in income before income taxes and the cumulative effect of accounting change and in part to a decrease in our effective tax rate from 37.2% in the first quarter of 2003 to 36% in the first quarter of 2004. The decrease in our effective tax rate is due to an increase in Section 43 credits generated from investments in high-pressure air injection on our Cedar Creek Anticline properties during the first quarter of 2004 as compared to the first quarter of 2003. Section 43 credits increased from $0.04 million generated during the first quarter of 2003 to $1.2 million generated in the first quarter of 2004.

Capital Commitments, Capital Resources and Liquidity

     The following discussion below regarding our future capital commitments, capital resources and liquidity reflects the Cortez acquisition, which closed on April 14, 2004; the Overton acquisition, which we expect to close in the third quarter of 2004; the issuance of $150.0 million of 6¼% notes on April 2, 2004; and assumed base prices of $27.00 per Bbl and $4.50 per Mcf.

Capital Commitments

     Our primary needs for cash are as follows:

•	Development and exploitation of our existing oil and natural gas properties

•	High-pressure air injection programs on our CCA properties

•	Acquisitions of oil and natural gas properties

•	Leasehold and acreage costs

•	Other general property and equipment

•	Funding of necessary working capital

•	Payment of contractual obligations

     Development and Exploitation. Our capital expenditures for conventional development and exploitation during the three months ended March 31, 2004 and 2003 totaled $21.4 million and $23.4 million, respectively.

     For the remainder of 2004, we expect to invest $106.8 million in development and exploitation. We have based our revised 2004 forecasts on the assumptions of $27.00 per Bbl and $4.50 per Mcf NYMEX prices. If NYMEX prices trend downward below our base prices, we may reevaluate capital projects and may adjust the capital budgeted for development and exploitation investments accordingly.

     High-Pressure Air Injection. Our capital expenditures for high-pressure air injection during the quarter ended March 31, 2004 and 2003 totaled $7.7 million and $0.3 million, respectively. In December 2003, we began implementing our second HPAI program in the Little Beaver unit of the CCA and began injecting air in the reservoir. We have fully implemented the Little Beaver unit project, and we are currently injecting air. We expect to see uplift sometime in the next 10 to 18 months. In 2002, we began a pilot program to begin injecting air into the Red River U4 reservoir in a portion of the Pennel Unit of the CCA. Because of positive results, we are currently expanding the project in the Pennel unit of the CCA which we expect to complete by early 2005.

     For the remainder of 2004, we expect to invest $26.7 million in high-pressure air injection.

     Acquisitions. Our capital expenditures for proved oil and natural gas properties during the three months ended March 31, 2004 totaled $0.2 million while there were no capital expenditures for acquisitions in the first quarter of 2003. As discussed in Note 8, “Subsequent Events,” on April 14, 2004, we completed the acquisition of Cortez for a cash purchase price of $122.6 million, which includes the repayment of $39.4 million of Cortez’s debt. Additionally, as discussed in Note 8, “Subsequent Events,” on April 26, 2004, the Company entered into an agreement to purchase natural gas properties in the Overton Field located in Smith County Texas for $82.0 million from a group of private sellers. The Company expects to finance this acquisition with existing capacity under the Company’s revolving credit facility.

     Leasehold and Acreage Costs. Our capital expenditures for unproved property during the first quarter of 2004 and 2003 totaled $1.1 million and $0.1 million, respectively.

     For the remainder of 2004, we expect to invest an additional $10.9 million for leasehold and acreage costs. These anticipated investments represent a significant increase from historical capital expenditures for leasehold and acreage costs. We plan to actively pursue leases and acreage in our core areas in which we are currently operating oil and natural gas properties. These investments are not expected to result in oil and natural gas production in 2004.

     Other General Property and Equipment. Our capital expenditures for other general property and equipment during the quarters ended March 31, 2004 and 2003 totaled $0.9 million and $0.04 million, respectively. Capital expenditures for other general property and equipment includes corporate leasehold improvements, computers, software, telecommunications equipment, field trucks, and field rental equipment.

     For the remainder of 2004, we expect to invest $0.7 million in other general property and equipment.

     Working Capital. At March 31, 2004, our working capital was $(0.8) million while at December 31, 2003 working capital was $(0.1) million, a decrease of $0.7 million. The decrease is primarily attributable to changes in the fair value of outstanding derivative contracts, our hedge margin deposit, and the deferred tax asset related to the deferred hedge loss in other comprehensive income. As of May 7, 2004, we have $11.6 million posted related to our derivatives margin account.

     For 2004, we expect working capital to remain relatively flat compared to 2003. We anticipate cash reserves to be close to zero as we use any excess cash to fund capital obligations and any additional excess cash would be used to pay down our existing revolving credit facility. The overall 2004 commodity prices for oil and natural gas will be the largest variable driving the different components of working capital. Our operating cash flow is determined in a large part by commodity prices. Assuming moderate to high commodity prices, our operating cash flow should remain positive for the remainder of 2004. We have revised our budgeted capital expenditures to approximately $175.5 million for 2004 which excludes capital required for acquisitions. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. We plan to finance our ongoing expenditures using internally generated cash flow, available cash, and our existing revolving credit facility.

     Contractual Obligations. The following table illustrates our contractual obligations and commercial commitments outstanding at March 31, 2004 (in thousands):

Contractual Obligations	Payments Due by Period
and Commitments	Total	2004	2005 – 2006	2007 – 2008	Thereafter
8⅜% Notes	$256,781	$12,562	$25,125	$25,125	$193,969
6¼% Notes (a)	244,115	5,052	18,750	18,750	201,563
Revolving credit facility	30,679	560	30,119	—	—
Derivative obligations	19,694	10,407	6,924	2,363	—
Development commitments	44,920	43,050	1,270	600	—
Operating leases	2,610	719	1,507	341	43

Totals	$598,799	$72,350	$83,695	$47,179	$395,575

     (a) Prior to March 31, 2004, we entered into an underwriting agreement whereby Encore agreed issue $150.0 million of 6¼% notes due 2014. These notes were issued on April 2, 2004, subsequent to end of the quarter, and thus, are not included in the accompanying March 31, 2004 consolidated balance sheet.

Capital Resources

     Our primary capital resource is net cash provided by operating activities and proceeds from financing activities, which are used to fund our capital commitments. Our primary needs for cash include development and exploitation of our existing oil and natural gas properties, including our high-pressure air injection program in the CCA; acquisitions of oil and natural gas properties; acquisition of leasehold and acreage interest; funding of necessary working capital; and payment of contractual obligations.

     Operating Activities. For the first quarter of 2004, cash provided by operating activities increased by $5.4 million as compared to the same period in 2003. This increase resulted mainly from increase in revenues which resulted from increased volumes and increased commodity prices.

     Financing Activities. For the first quarter of 2004 we maintained the level of debt outstanding under our revolving credit facility at the beginning of the period, while in the first quarter of 2003, we paid down our revolving credit facility by $8.0 million. This change reflects the change in the use of cash flows generated though operations between the two periods. In the first quarter of 2003, we had excess cash from operations after funding our development program, which we used to pay down amounts outstanding under revolving credit facility. However, although we increased investments in the development of oil and natural gas properties by $6.8 million in the first quarter of 2004 as compared to the first quarter of 2003, maintaining the $29.0 million revolving credit facility balance outstanding at the beginning of the quarter. There were no substantial acquisitions in either period which would require any new financing.

     Additionally, subsequent to March 31, 2004 (April 2, 2004), we issued $150.0 million of 6¼% Senior Subordinated Notes maturing April 15, 2014 (the “6¼% Notes”). The offering was made through a private placement pursuant to Rule 144A and Regulation S. We estimate net proceeds of approximately $146.2 million after paying all costs associated with the offering. The net proceeds were used to fund the acquisition of Cortez Oil & Gas, Inc. and repay amounts outstanding under our revolving credit facility. Concurrently with the issuance of the 6¼% Notes, we entered into a registration rights agreement whereby Encore agreed to file a registration statement within 90 days after the issue date of April 2, 2004 offering to exchange the 6¼% Notes for publicly registered notes with substantially identical terms. We also agreed to use our reasonable best efforts to cause the registration statement to become effective within 180 days after the issue date of April 2, 2004.

     Additionally, as discussed in Note 8, “Subsequent Events,” on April 26, 2004, the Company entered into an agreement to purchase natural gas properties in the Overton Field located in Smith County Texas for $82.0 million from a group of private sellers. The Company expects to finance this acquisition with existing capacity under the Company’s revolving credit facility.

     Capitalization. At March 31, 2004, Encore had total assets of $702.1 million. Total capitalization was $548.4 million, of which 67.4% was represented by stockholders’ equity and 32.6% by long-term debt. This compares to December 31, 2003 total assets of $672.1 million and total capitalization of $538.0 million. Total capitalization at December 31, 2003 was represented by stockholders’ equity of 66.7% and senior debt of 33.3%.

Liquidity

     Our principal source of short-term liquidity is our revolving credit facility. We entered into the current revolving credit facility on June 25, 2002. Borrowings under the facility are secured by a first priority lien on our proved oil and natural gas reserves. Availability under the facility is determined through semi-annual borrowing base determinations and may be increased or decreased. The amount available under our credit facility is $270.0 million, with $29.0 million outstanding as of March 31, 2004. The maturity date of the facility is June 25, 2006.

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

     The following table indicates the average oil and natural gas prices realized for the three months ended March 31, 2004 and 2003. Average equivalent prices for the first three months of 2004 and 2003 decreased by $2.96 and $3.39 per BOE, respectively, as a result of our hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and natural gas prices. Natural gas production volumes are converted to oil equivalents at the conversion rate of six Mcf per Bbl.

	Oil	Natural Gas	Equiv. Oil
	(per Bbl)	(per Mcf)	(per BOE)
Net Price Realization with Hedges
Quarter ended March 31, 2004	$29.03	$4.96	$29.19
Quarter ended March 31, 2003	27.87	4.84	28.06
Average Wellhead Price
Quarter ended March 31, 2004	$32.51	$5.12	$32.15
Quarter ended March 31, 2003	31.34	5.34	31.45

Description of Critical Accounting Estimates

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Critical Accounting Estimates” in Encore’s 2003 Annual Report filed on Form 10-K is incorporated herein by reference. There have been no material changes to our critical accounting estimates since December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information included in “Quantitative and Qualitative Disclosures about Market Risk” in Encore’s 2003 Annual Report filed on Form 10-K is incorporated herein by reference. Such information includes a description of Encore’s potential exposure to market risks, including commodity price risk and interest rate risk. The Company’s outstanding derivative contracts as of March 31, 2004 are discussed in Note 6 to the accompanying consolidated financial statements. As of March 31, 2004, the fair value of our open commodity and interest rate derivative contracts is $(17.9) million. Derivative contracts entered into subsequent to March 31, 2004 are discussed in Note 8 to the accompanying consolidated financial statements.

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

     Hedging Margin Deposits. This amount represents the current mark-to-market liability of our commodity derivative contracts which exceeds the margin maintenance thresholds we have negotiated with our counterparties. Once a margin threshold is reached, we are required to maintain cash reserves in an account with the counterparty to ensure future settlement is made pursuant to our contracts. These funds are released back to us as our mark-to-market liability decreases due to either a drop in the futures price of oil and natural gas or due to the passage of time as settlements are made. As of May 7, 2004, our margin deposit requirements were $11.6 million.

Item 4. Controls and Procedures

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed with the SEC on November 7, 2001).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed with the SEC on November 7, 2001).

10.1	Third Amendment to Credit Agreement dated March 19, 2004 among the Company, Encore Operating, L.P., Fleet National Bank, a national banking association, as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, Fortis Capital Corp., as Documentary Agent and the financial institutions listed therein.

10.2	Stock Purchase Agreement dated March 2, 2004 by and among Cortez Oil & Gas, Inc., HRM Resources, Inc., the Security Holders of Cortez Oil & Gas, Inc., and Encore Acquisition Company (incorporated by reference to Exhibit 10.9 of the Company’s 2003 Annual Report filed on Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

Reports on Form 8-K

The Company filed with the SEC the following reports on Form 8-K during the quarter ended March 31, 2004:

On February 3, 2004, the Company filed a current report on Form 8-K under Items 7 and 9 to furnish information regarding Encore’s 2003 production and estimated proved oil and natural gas reserves as of December 31, 2003.

On February 11, 2004, the Company filed a current report on Form 8-K under Items 7 and 12 to furnish year ended and quarter ended December 31, 2003 results.

On March 2, 2004, the Company filed a current report on Form 8-K under Items 7 and 9 to furnish information regarding an agreement to acquire Cortez Oil & Gas, Inc.

On March 30, 2004, the Company filed a current report on Form 8-K under Items 5 and 7 announcing its intention to offer, subject to market and other conditions, $150 million of senior subordinated notes due 2014 in a private offering.

On March 31, 2004, the Company filed a current report on Form 8-K under Items 5 and 7 announcing that it had priced its private offering of $150 million of senior subordinated notes due 2014.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE ACQUISITION COMPANY

Date: May 10, 2004	By:	/s/ Roy W. Jageman
Roy W. Jageman
Chief Financial Officer, Treasurer, Executive Vice President,
Corporate Secretary, and Principal Financial Officer

Date: May 10, 2004	By:	/s/ Robert C. Reeves
Robert C. Reeves
Vice President, Controller and Principal Accounting Officer