Form 10-Q
period 2009-03-31
ENCORE ACQUISITION CO
filed 2009-05-06
CIK 1125057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Number of shares of common stock, $0.01 par value, outstanding as of April 28, 2009	52,772,669

ENCORE ACQUISITION COMPANY
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     Certain information included in this Quarterly Report on Form 10-Q (the “Report”) and our other materials filed with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are forward-looking statements as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “could,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “predict,” “potential,” “pursue,” “target,” “continue,” and other words and terms of similar meaning. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report. Our actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K and in our other filings with the SEC. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. We undertake no responsibility to update forward-looking statements for changes related to these or any other factors that may occur subsequent to this filing for any reason.

i

ENCORE ACQUISITION COMPANY
GLOSSARY
     The following are abbreviations and definitions of certain terms used in this Report. The definitions of proved developed reserves, proved reserves, and proved undeveloped reserves have been summarized from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.
•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	Completion. The installation of permanent equipment for the production of hydrocarbons.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of petroleum accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Delay Rentals. Fees paid to the lessor of an oil and natural gas lease during the primary term of the lease prior to the commencement of production from a well.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	Dry Hole or Unsuccessful Well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production costs.

•	EAC. Encore Acquisition Company, a publicly traded Delaware corporation, together with its subsidiaries.

•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.

•	Exploratory Well. A well drilled to find and produce hydrocarbons in an unproved area, to find a new reservoir in a field previously producing hydrocarbons in another reservoir, or to extend a known reservoir.

•	FASB. Financial Accounting Standards Board.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

•	GAAP. Accounting principles generally accepted in the United States.

•	Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

•	Lease Operating Expense (“LOE”). All direct and allocated indirect costs of producing hydrocarbons after the completion of drilling and before the commencement of production. Such costs include labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.

•	Net Production. Production owned by an entity less royalties, net profits interests, and production due others.

•	Net Profits Interest. An interest that entitles the owner to a specified share of net profits from the production of hydrocarbons.

•	NYMEX. New York Mercantile Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, development, and production of a well or lease.

•	Production Margin. Wellhead revenues less production costs.

•	Productive Well or Successful Well. A well capable of producing hydrocarbons in commercial quantities, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

•	Proved Developed Reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

ii

ENCORE ACQUISITION COMPANY
•	Proved Reserves. The estimated quantities of hydrocarbons that geological and engineering data demonstrate with reasonable certainty are recoverable in future periods from known reservoirs under existing economic and operating conditions.

•	Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion. Includes unrealized production response from enhanced recovery techniques that have been proved effective by actual tests in the area and in the same reservoir.

•	Recompletion. The completion for production from an existing wellbore in another formation from that in which the well has been previously completed.

•	Reservoir. A porous and permeable underground formation containing a natural accumulation of producible hydrocarbons that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

•	Royalty. An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

•	SEC. The United States Securities and Exchange Commission.

•	Secondary Recovery. Enhanced recovery of oil or natural gas from a reservoir beyond the oil or natural gas that can be recovered by normal flowing and pumping operations. Involves maintaining or enhancing reservoir pressure by injecting water, gas, or other substances into the formation in order to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are gas injection and waterflooding.

•	SFAS. Statement of Financial Accounting Standards.

•	Tertiary Recovery. An enhanced recovery operation that normally occurs after waterflooding in which chemicals or natural gases are used as the injectant.

•	Waterflood. A secondary recovery operation in which water is injected into the producing formation in order to maintain reservoir pressure and force oil toward and into the producing wells.

•	Working Interest. An interest in an oil or natural gas lease that gives the owner the right to drill for and produce hydrocarbons on the leased acreage and requires the owner to pay a share of the production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENCORE ACQUISITION COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,472	$2,039
Accounts receivable, net of allowance for doubtful accounts of $381	90,618	129,065
Inventory	33,291	24,798
Derivatives	81,378	349,344
Income taxes receivable	4,448	29,445
Other	5,839	6,239

Total current assets	239,046	540,930

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	3,653,719	3,538,459
Unproved properties	120,464	124,339
Accumulated depletion, depreciation, and amortization	(840,857)	(771,564)

	2,933,326	2,891,234

Other property and equipment	25,480	25,192
Accumulated depreciation	(13,696)	(12,753)

	11,784	12,439

Goodwill	60,606	60,606
Derivatives	45,642	38,497
Long-term receivables, net of allowance for doubtful accounts of $7,669 and $7,643, respectively	59,853	60,915
Other	27,671	28,574

Total assets	$3,377,928	$3,633,195

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,393	$10,017
Accrued liabilities:
Lease operations expense	24,214	19,108
Development capital	66,654	79,435
Interest	12,473	11,808
Production, ad valorem, and severance taxes	23,872	25,133
Derivatives	8,163	63,476
Oil and natural gas revenues payable	10,462	10,821
Deferred taxes	92,106	105,768
Other	33,892	26,686

Total current liabilities	283,229	352,252

Derivatives	15,635	8,922
Future abandonment cost, net of current portion	47,255	48,058
Deferred taxes	421,787	416,915
Long-term debt	1,132,962	1,319,811
Other	4,521	3,989

Total liabilities	1,905,389	2,149,947

Commitments and contingencies (see Note 15)

Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 144,000,000 shares authorized, 51,819,037 and 51,551,937 issued and outstanding, respectively	518	516
Additional paid-in capital	530,440	525,763
Treasury stock, at cost, 111,353 and 4,753 shares, respectively	(2,945)	(101)
Retained earnings	782,089	789,698
Accumulated other comprehensive loss	(2,089)	(1,748)

Total EAC stockholders’ equity	1,308,013	1,314,128
Noncontrolling interest	164,526	169,120

Total equity	1,472,539	1,483,248

Total liabilities and equity	$3,377,928	$3,633,195

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues:
Oil	$88,289	$220,534
Natural gas	25,254	48,312
Marketing	806	4,056

Total revenues	114,349	272,902

Expenses:
Production:
Lease operating	44,225	40,350
Production, ad valorem, and severance taxes	11,819	27,452
Depletion, depreciation, and amortization	70,300	49,543
Exploration	11,199	5,488
General and administrative	13,694	9,687
Marketing	739	3,782
Derivative fair value loss (gain)	(48,591)	65,138
Other operating	6,343	2,506

Total expenses	109,728	203,946

Operating income	4,621	68,956

Other income (expenses):
Interest	(15,963)	(19,760)
Other	554	851

Total other expenses	(15,409)	(18,909)

Income (loss) before income taxes	(10,788)	50,047
Income tax benefit (provision)	4,885	(18,733)

Consolidated net income (loss)	(5,903)	31,314
Less: net income attributable to noncontrolling interest	(1,653)	(94)

Net income (loss) attributable to EAC	$(7,556)	$31,220

Net income (loss) per common share:
Basic	$(0.15)	$0.58
Diluted	$(0.15)	$0.58

Weighted average common shares outstanding:
Basic	51,688	52,799
Diluted	51,688	53,332
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY
CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Issued							Accumulated
	Shares of		Additional	Shares of				Other
	Common	Common	Paid-in	Treasury	Treasury	Retained	Noncontrolling	Comprehensive	Total
	Stock	Stock	Capital	Stock	Stock	Earnings	Interest	Loss	Equity

Balance at December 31, 2008	51,557	$516	$525,763	(5)	$(101)	$789,698	$169,120	$(1,748)	$1,483,248
Exercise of stock options and vesting of restricted stock	378	2	72	—	—	—	—	—	74
Purchase of treasury stock	—	—	—	(111)	(2,945)	—	—	—	(2,945)
Cancellation of treasury stock	(5)	—	(48)	5	101	(53)	—	—	—
Non-cash equity-based compensation	—	—	4,613	—	—	—	34	—	4,647
ENP cash distributions to noncontrolling interests	—	—	—	—	—	—	(6,077)	—	(6,077)
Other	—	—	40	—	—	—	—	—	40
Components of comprehensive loss:
Net loss	—	—	—	—	—	(7,556)	1,653	—	(5,903)
Change in deferred hedge loss on interest rate swaps, net of tax of $169	—	—	—	—	—	—	(204)	(341)	(545)

Total comprehensive loss									(6,448)

Balance at March 31, 2009	51,930	$518	$530,440	(111)	$(2,945)	$782,089	$164,526	$(2,089)	$1,472,539

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss) attributable to EAC	$(7,556)	$31,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	70,300	49,543
Non-cash exploration expense	10,991	3,656
Deferred taxes	(8,609)	14,623
Non-cash equity-based compensation expense	4,080	2,896
Non-cash derivative loss	13,474	62,176
Gain on disposition of assets	(8)	(23)
Noncontrolling interest	1,653	94
Other	1,928	2,376
Changes in operating assets and liabilities:
Accounts receivable	58,496	(16,753)
Current derivatives	266,118	(670)
Other current assets	7,716	(18,459)
Long-term derivatives	—	(1,196)
Other assets	(41)	(67)
Accounts payable	5,870	(6,303)
Other current liabilities	27,371	8,953
Other noncurrent liabilities	(158)	(339)

Net cash provided by operating activities	451,625	131,727

Cash flows from investing activities:
Proceeds from disposition of assets	259	184
Purchases of other property and equipment	(458)	(1,054)
Acquisition of oil and natural gas properties	(9,484)	(30,780)
Development of oil and natural gas properties	(153,092)	(97,802)
Net collections from (advances to) working interest partners	1,651	(8,972)

Net cash used in investing activities	(161,124)	(138,424)

Cash flows from financing activities:
Repurchase and retirement of common stock	—	(39,118)
Exercise of stock options and vesting of restricted stock, net of treasury stock purchases	(2,871)	684
Proceeds from long-term debt, net of issuance costs	66,000	357,274
Payments on long-term debt	(253,000)	(303,500)
ENP cash distributions to noncontrolling interests	(6,077)	(4,198)
Payment of commodity derivative contract premiums	(68,626)	(8,534)
Change in cash overdrafts	(4,494)	2,590

Net cash provided by (used in) financing activities	(269,068)	5,198

Increase (decrease) in cash and cash equivalents	21,433	(1,499)
Cash and cash equivalents, beginning of period	2,039	1,704

Cash and cash equivalents, end of period	$23,472	$205

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Description of Business
     EAC is engaged in the acquisition and development of oil and natural gas reserves from onshore fields in the United States. Since 1998, EAC has acquired producing properties with proven reserves and leasehold acreage and grown the production and proven reserves by drilling, exploring, and reengineering or expanding existing waterflood projects. EAC’s properties — and oil and natural gas reserves — are located in four core areas:
•	the Cedar Creek Anticline (“CCA”) in the Williston Basin in Montana and North Dakota;

•	the Permian Basin in West Texas and southeastern New Mexico;

•	the Rockies, which includes non-CCA assets in the Williston, Big Horn, and Powder River Basins in Wyoming, Montana, and North Dakota, and the Paradox Basin in southeastern Utah; and

•	the Mid-Continent area, which includes the Arkoma and Anadarko Basins in Arkansas and Oklahoma, the North Louisiana Salt Basin, and the East Texas Basin.
Note 2. Basis of Presentation
     EAC’s consolidated financial statements include the accounts of its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, EAC’s financial position as of March 31, 2009 and results of operations and cash flows for the three months ended March 31, 2009 and 2008. All adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for an entire year.
     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in EAC’s 2008 Annual Report on Form 10-K.
Noncontrolling Interest
     As of March 31, 2009 and December 31, 2008, EAC owned approximately 63 percent of ENP’s common units, as well as all of the interests of Encore Energy Partners GP LLC (“GP LLC”), a Delaware limited liability company and indirect wholly owned non-guarantor subsidiary of EAC. GP LLC is ENP’s general partner. Considering the presumption of control of GP LLC in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” the financial position, results of operations, and cash flows of ENP are consolidated with those of EAC.
     As presented in the accompanying Consolidated Balance Sheets, “Noncontrolling interest” as of March 31, 2009 and December 31, 2008 of $164.5 million and $169.1 million, respectively, represents third-party ownership interests in ENP. As presented in the accompanying Consolidated Statements of Operations, “Net income attributable to noncontrolling interest” for the three months ended March 31, 2009 and 2008 of $1.7 million and $0.1 million, respectively, represents the net income of ENP attributable to third-party owners.
Supplemental Disclosures of Cash Flow Information
     The following table sets forth supplemental disclosures of cash flow information for the periods indicated:

	Three months ended March 31,
	2009	2008
	(In thousands)
Non-cash investing and financing activities:
Deferred premiums on commodity derivative contracts	$17,044	$25,685
Reclassifications
     Certain amounts in prior periods have been reclassified to conform to the current period presentation. In particular, certain amounts in the Consolidated Financial Statements have been either combined or classified in more detail.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
New Accounting Pronouncements
FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”)
     In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). EAC elected a partial deferral of SFAS 157 for all instruments within the scope of FSP FAS 157-2, including, but not limited to, its asset retirement obligations and indefinite lived assets. FSP FAS 157-2 was prospectively effective for nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 157-2 on January 1, 2009, as it relates to nonfinancial assets and liabilities, did not have a material impact on EAC’s results of operations or financial condition. Please read “Note 6. Fair Value Measurements” for additional discussion.
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”)
     In December 2007, the FASB issued SFAS 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141R-1”), which amends and clarifies SFAS 141R to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP FAS 141R-1 were prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of SFAS 141R and FSP FAS 141R-1 on January 1, 2009 did not have a material impact on EAC’s results of operations or financial condition. However, the application of SFAS 141R and FSP FAS 141R-1 to future acquisitions could impact EAC’s results of operations and financial condition and the reporting of acquisitions in the consolidated financial statements.
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160”)
     In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was prospectively effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which are retrospective. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported for the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of operations and gains on a subsidiaries’ issuance of equity to be accounted for as capital transactions. The adoption of SFAS 160 on January 1, 2009 did not have a material impact on EAC’s results of operations or financial condition.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”)
     In March 2008, the FASB issued SFAS 161, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require enhanced disclosures, including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for fiscal years beginning on or after November 15, 2008, with early application encouraged. The adoption of SFAS 161 on January 1, 2009 required additional disclosures regarding EAC’s derivative instruments; however, it did not impact EAC’s results of operations or financial condition. Please read “Note 5. Derivative Financial Instruments” for additional discussion.
FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”)

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic earnings per share (“EPS”) under the two-class method described by SFAS No. 128, “Earnings per Share” (“SFAS 128”). FSP EITF 03-6-1 was retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. The adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a material impact on EAC’s results of operations or financial condition. All periods presented in the accompanying Consolidated Financial Statements have been restated to reflect the adoption of FSP EITF 03-6-1. Please read “Note 11. Earnings Per Share” for additional discussion.
SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release 33-8995”)
     In December 2008, the SEC issued Release 33-8995, which amends oil and natural gas reporting requirements under Regulations S-K and S-X. Release 33-8995 also adds a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out. Release 33-8995 permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. Release 33-8995 will also allow companies to disclose their probable and possible reserves to investors at the company’s option. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor; (2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than a year-end price, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. Release 33-8995 is prospectively effective for fiscal years ending on or after December 31, 2009, with early application prohibited. EAC is evaluating the impact the adoption of Release 33-8995 will have on its financial condition, results of operations, and disclosures.
FSP No. FAS 107-1 and APB 28-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FSP FAS 107-1 and APB 28-1”)
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is prospectively effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 will require additional disclosures regarding EAC’s financial instruments; however, it will not impact EAC’s results of operations or financial condition.
Note 3. Inventory
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

	March 31,	December 31,
	2009	2008
	(in thousands)
Materials and supplies	$24,969	$15,933
Oil in pipelines	8,322	8,865

Total inventory	$33,291	$24,798

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 4. Proved Properties
     Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(in thousands)
Proved leasehold costs	$1,423,174	$1,421,859
Wells and related equipment — Completed	2,097,192	1,943,275
Wells and related equipment — In process	133,353	173,325

Total proved properties	$3,653,719	$3,538,459

Note 5. Derivative Financial Instruments
Derivative Policy
     EAC uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil and natural gas production. These arrangements are structured to reduce EAC’s exposure to commodity price decreases, but they can also limit the benefit EAC might otherwise receive from commodity price increases. EAC’s risk management activity is generally accomplished through over-the-counter derivative contracts with large financial institutions. EAC also uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation.
     EAC applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value can be recognized in accumulated other comprehensive loss until such time as the hedged item is recognized in earnings.
     In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically. Cash flow hedges are marked to market through accumulated other comprehensive loss each period.
     EAC has elected to designate its current interest rate swaps as cash flow hedges. The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the mark-to-market gain or loss is recognized in earnings immediately as “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
     EAC has not elected to designate its current portfolio of commodity derivative contracts as hedges and therefore, changes in fair value of these instruments are recognized in earnings as “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
Commodity Derivative Contracts
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

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables summarize EAC’s open commodity derivative contracts as of March 31, 2009:
Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
Apr. — Dec. 2009 (a)							$50,326
	3,130	$110.00	440	$97.75	—	$—
	—	—	—	—	1,000	68.70

2010							29,759
	880	80.00	440	93.80	—	—
	2,000	75.00	2,500	73.43	—	—
	5,000	60.80	500	65.60	—	—
	1,000	56.00	—	—	2,000	60.84

2011							15,550
	1,880	80.00	1,440	95.41	—	—
	1,000	70.00	—	—	—	—

							$95,635

(a)	In addition, ENP has a floor contract for 1,000 Bbls/D at $63.00 per Bbl and a short floor contract for 1,000 Bbls/D at $65.00 per Bbl.
Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
Apr. — Dec. 2009							$20,259
	3,800	$8.20	3,800	$9.83	—	$—
	3,800	7.20	5,000	7.45	—	—
	6,800	6.57	15,000	6.63	—	—
	15,000	5.64	—	—	—	—

2010							7,747
	3,800	8.20	3,800	9.58	—	—
	4,698	7.26	—	—	902	6.30

2011							761
	898	6.76	—	—	902	6.70

2012							575
	898	6.76	—	—	902	6.66

							$29,342

     The following table summarizes the fair value of EAC’s commodity derivative contracts as of March 31, 2009:

(in thousands)	Asset Derivatives				Liability Derivatives
	Current		Long-Term		Current		Long-Term
Derivatives not designated as
hedging instruments	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
under SFAS 133	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Commodity derivative contracts	Derivatives —		Derivatives —		Derivatives —		Derivatives —
	current assets	$81,378	long-term assets	$45,642	current liabilities	$36	long-term liabilities	$2,007

     As of March 31, 2009, EAC had $16.6 million of deferred premiums payable, of which $11.6 million was long-term and included in “Derivatives” in the non-current liabilities section of the accompanying Consolidated Balance Sheet and $5.0 million was current and included in “Derivatives” in the current liabilities section of the accompanying Consolidated Balance Sheet. The premiums relate

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
to various oil and natural gas floor contracts and are payable on a monthly basis from April 2009 to January 2011. EAC recorded these premiums at their net present value at the time the contracts were entered into and accretes that value to the eventual settlement price by recording interest expense each period.
     Counterparty Risk. At March 31, 2009, EAC had committed greater than 10 percent (in terms of fair market value) of either its oil or natural gas derivative contracts to the following counterparties:

	Percentage of	Percentage of
	Oil Derivative	Natural Gas Derivative
	Contracts	Contracts
Counterparty	Committed	Committed
BNP Paribas	53%	18%
Calyon	24%	40%
JP Morgan	7%	18%
Wachovia Bank	3%	23%
     In order to mitigate the credit risk of financial instruments, EAC enters into master netting agreements with significant counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and EAC. Instead of treating each derivative financial transaction between the counterparty and EAC separately, the master netting agreement enables the counterparty and EAC to aggregate all financial trades and treat them as a single agreement. This arrangement benefits EAC in three ways: (1) the netting of the value of all trades reduces the likelihood of counterparties requiring daily collateral posting by EAC; (2) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (3) netting of settlement amounts reduces EAC’s credit exposure to a given counterparty in the event of close-out. EAC’s accounting policy is to not offset fair value amounts recognized for derivative instruments.
Interest Rate Swaps
     ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under its revolving credit facility to a weighted average fixed rate. The following table summarizes ENP’s open interest rate swaps as of March 31, 2009, all of which were entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
Apr. 2009 - Jan. 2011	$50,000	3.1610%	1-month LIBOR
Apr. 2009 - Jan. 2011	25,000	2.9650%	1-month LIBOR
Apr. 2009 - Jan. 2011	25,000	2.9613%	1-month LIBOR
Apr. 2009 - Mar. 2012	50,000	2.4200%	1-month LIBOR
     The following table summarizes the fair value of EAC’s interest rate swaps as of March 31, 2009:

(in thousands)	Liability Derivatives
	Current		Long-Term
Derivatives designated as	Balance Sheet		Balance Sheet
hedging instruments under SFAS 133	Location	Fair Value	Location	Fair Value
Interest rate swaps	Derivatives —		Derivatives —
	current liabilities	$3,143	long-term liabilities	$2,043

     The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred loss recorded in accumulated other comprehensive loss due to the fluctuation of interest rates.
Current Period Impact
     EAC recognized derivative fair value gains and losses related to: (1) ineffectiveness on derivative contracts designated as hedges; (2) changes in the fair market value of derivative contracts not designated as hedges; (3) settlements on derivative contracts not

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
designated as hedges; and (4) premium amortization. The following table summarizes the components of “Derivative fair value loss (gain)” for the periods indicated:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Ineffectiveness	$89	$(381)
Mark-to-market loss	202,782	45,614
Premium amortization	77,955	15,513
Settlements	(329,417)	4,392

Total derivative fair value loss (gain)	$(48,591)	$65,138

     In March 2009, EAC elected to monetize certain of its 2009 oil derivative contracts representing approximately 77 percent of its consolidated 2009 oil derivative contracts. EAC received proceeds of approximately $190.4 million from these settlements, which were used to reduce outstanding borrowings under EAC’s revolving credit facility.
     The following table summarizes the effect of derivative instruments not designated as hedges under SFAS 133 on the Consolidated Statements of Operations for the periods indicated:

		Amount of Loss (Gain) Recognized
		In Income
Derivatives Not Designated as	Location of Loss (Gain)	Three Months Ended March 31,
Hedges Under SFAS 133	Recognized In Income	2009	2008
		(in thousands)
Commodity derivative contracts	Derivative fair value loss (gain)	$(48,680)	$65,519

     The following table summarizes the effect of derivative instruments designated as hedges under SFAS 133 on the Consolidated Statements of Operations for the periods indicated:

(in thousands)				Amount of Loss (Gain)
	Amount of Loss (Gain)			Reclassified from			Amount of Loss (Gain)
	Recognized in OCI		Location of Loss	Accumulated OCI into			Recognized In Income
	(Effective Portion)		(Gain) Reclassified	Income (Effective Portion)			as Ineffective
	Three months ended		from Accumulated	Three months ended		Location of Loss (Gain)	Three months ended
Derivatives Designated as	March 31,		OCI into Income	March 31,		Recognized in Income	March 31,
Hedges Under SFAS 133	2009	2008	(Effective Portion)	2009	2008	as Ineffective	2009	2008
Interest rate swaps	$715	$1,568	Interest expense	$881	$(18)	Derivative fair value loss (gain)	$(89)	$(381)
Commodity derivative contracts	—	—	Oil and natural gas revenues	—	1,429		—	—

Total	$715	$1,568		$881	$1,411		$(89)	$(381)

Accumulated Other Comprehensive Loss
     At March 31, 2009 and December 31, 2008, accumulated other comprehensive loss consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps of $2.1 million and $1.7 million, respectively. During the twelve months ending March 31, 2010, EAC expects to reclassify $3.1 million of deferred losses associated with ENP’s interest rate swaps from accumulated other comprehensive loss to interest expense and $1.1 million of deferred income taxes to income tax benefit.
Note 6. Fair Value Measurements
     As discussed in “Note 2. Basis of Presentation,” EAC adopted FSP FAS 157-2 on January 1, 2009, as it relates to nonfinancial assets and liabilities. EAC adopted SFAS 157 on January 1, 2008, as it relates to financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:
•	Level 1 — Unadjusted quoted prices are available in active markets for identical assets or liabilities.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     EAC’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy levels. The following methods and assumptions were used to estimate the fair values of EAC’s financial assets and liabilities that are accounted for at fair value on a recurring basis:
•	Level 2 — Fair values of oil and natural gas swaps were estimated using a combined income and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services reflecting broker market quotes. Fair values of interest rate swaps were estimated using a combined income and market-based valuation methodology based upon credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

•	Level 3 — Fair values of oil and natural gas floors and caps were estimated using pricing models and discounted cash flow methodologies based on inputs that are not readily available in public markets.
     The following table sets forth EAC’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Asset (Liability) at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts — swaps	$2,467	$—	$2,467	$—
Oil derivative contracts — floors and caps	93,168	—	—	93,168
Natural gas derivative contracts — swaps	707	—	707	—
Natural gas derivative contracts — floors and caps	28,635	—	—	28,635
Interest rate swaps	(5,186)	—	(5,186)	—

Total	$119,791	$—	$(2,012)	$121,803

     The following table summarizes the changes in the fair value of EAC’s Level 3 financial assets and liabilities for the three months ended March 31, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts —	Derivative Contracts —
	Floors and Caps	Floors and Caps	Total
		(in thousands)
Balance at January 1, 2009	$337,335	$12,741	$350,076
Total gains (losses):
Included in earnings	39,008	21,607	60,615
Purchases, issuances, and settlements	(283,175)	(5,713)	(288,888)

Balance at March 31, 2009	$93,168	$28,635	$121,803

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$39,008	$21,607	$60,615

     Since EAC does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 financial assets and liabilities are included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations. All fair values have been adjusted for non-performance risk, resulting in a reduction of the net commodity derivative asset of approximately $2.0 million as of March 31, 2009.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     EAC’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement within the fair value hierarchy levels. The following methods and assumptions were used to estimate the fair values of EAC’s nonfinancial assets and liabilities that are accounted for at fair value on a nonrecurring basis:
•	Level 3 — Fair value of goodwill is determined using the estimated price EAC would receive to sell the reportable units. These inputs are not readily available in public markets. Fair values of other intangibles and asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets.
     The following table sets forth EAC’s nonfinancial assets and liabilities that were accounted for at fair value on a nonrecurring basis as of March 31, 2009:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Asset (Liability) at	Identical Assets	Observable Inputs	Unobservable Inputs	Total Gains
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(in thousands)
Goodwill	$60,606	$—	$—	$60,606	$—
Other intangibles, net	3,575	—	—	3,575	—
Asset retirement obligations	(48,762)	—	—	(48,762)	—

Total	$15,419	$—	$—	$15,419	$—

Note 7. Asset Retirement Obligations
     Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in EAC’s asset retirement obligations for the three months ended March 31, 2009 (in thousands):

Future abandonment liability at January 1, 2009	$49,569
Wells drilled	165
Accretion of discount	598
Plugging and abandonment costs incurred	(158)
Revision of previous estimates	(1,412)

Future abandonment liability at March 31, 2009	$48,762

     As of March 31, 2009, $47.3 million of EAC’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $1.5 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheets. Approximately $4.4 million of the future abandonment liability represents the estimated cost for decommissioning ENP’s Elk Basin natural gas processing plant. ENP expects to continue reserving additional amounts based on the estimated timing to cease operations of the natural gas processing plant.
     As of March 31, 2009 and December 31, 2008, EAC held $9.2 million in escrow, which is to be released only for reimbursement of actual plugging and abandonment costs incurred on its Bell Creek properties, which is included in other long-term assets in the accompanying Consolidated Balance Sheets.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 8. Long-Term Debt
     Long-term debt consisted of the following as of the dates indicated:

	Maturity	March 31,	December 31,
	Date	2009	2008
		(in thousands)
Revolving credit facilities	3/7/2012	$538,000	$725,000
6.25% Senior Subordinated Notes	4/15/2014	150,000	150,000
6.0% Senior Subordinated Notes, net of unamortized discount of $3,834 and $3,960, respectively	7/15/2015	296,166	296,040
7.25% Senior Subordinated Notes, net of unamortized discount of $1,204 and $1,229, respectively	12/1/2017	148,796	148,771

Total		$1,132,962	$1,319,811

Encore Acquisition Company Senior Secured Credit Agreement
     EAC is a party to a five-year amended and restated credit agreement dated March 7, 2007 (as amended, the “EAC Credit Agreement”). The EAC Credit Agreement matures on March 7, 2012. Effective March 10, 2009, EAC amended the EAC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the EAC Credit Agreement. The EAC Credit Agreement provides for revolving credit loans to be made to EAC from time to time and letters of credit to be issued from time to time for the account of EAC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the EAC Credit Agreement is $1.25 billion. Availability under the EAC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on April 1 and October 1 and upon requested special redeterminations. In March 2009, the borrowing base of the EAC Credit Agreement was reaffirmed at $1.1 billion before an adjustment of $200 million solely as a result of the monetization of certain of EAC’s 2009 oil derivative contracts during the first quarter of 2009. As of March 31, 2009, the borrowing base was $900 million and there were $353 million of outstanding borrowings and $547 million of borrowing capacity under the EAC Credit Agreement. As of March 31, 2009, EAC was in compliance with all covenants of the EAC Credit Agreement.
     Eurodollar loans under the EAC Credit Agreement bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans under the EAC Credit Agreement bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Total Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.750%	0.500%
Greater than or equal to .50 to 1 but less than .75 to 1	2.000%	0.750%
Greater than or equal to .75 to 1 but less than .90 to 1	2.250%	1.000%
Greater than or equal to .90 to 1	2.500%	1.250%
     The “Eurodollar Rate” for any interest period (either one, two, three, or six months, as selected by EAC) is the rate equal to the British Bankers Association LIBOR Rate for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) during a “LIBOR Unavailability Period,” the “Eurodollar Rate” (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     The following table summarizes the commitment fee percentage under the EAC Credit Agreement:

Commitment
Ratio of Total Outstanding Borrowings to Borrowing Base	Fee Percentage
Less than .90 to 1	0.375%
Greater than or equal to .90 to 1	0.500%

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Encore Energy Partners Operating LLC Credit Agreement
     Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and wholly owned subsidiary of ENP, is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. Effective March 10, 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $300 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on April 1 and October 1 and upon requested special redeterminations. In March 2009, the borrowing base under the OLLC Credit Agreement was redetermined with no change. As of March 31, 2009, the borrowing base was $240 million and there were $185 million of outstanding borrowings and $55 million of borrowing capacity under the OLLC Credit Agreement. As of March 31, 2009, OLLC was in compliance with all covenants of the OLLC Credit Agreement.
     Eurodollar loans under the OLLC Credit Agreement bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans under the OLLC Credit Agreement bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Total Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.750%	0.750%
Greater than or equal to .50 to 1 but less than .75 to 1	2.000%	0.750%
Greater than or equal to .75 to 1 but less than .90 to 1	2.250%	1.000%
Greater than or equal to .90 to 1	2.500%	1.250%
     The “Eurodollar Rate” for any interest period (either one, two, three, or six months, as selected by ENP) is the rate equal to the British Bankers Association LIBOR Rate for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) during a “LIBOR Unavailability Period,” the “Eurodollar Rate” (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     The following table summarizes the commitment fee percentage under the OLLC Credit Agreement:

Commitment
Ratio of Total Outstanding Borrowings to Borrowing Base	Fee Percentage
Less than .90 to 1	0.375%
Greater than or equal to .90 to 1	0.500%
Note 9. Stockholders’ Equity
     In October 2008, EAC announced that its Board of Directors (the “Board”) approved a share repurchase program authorizing EAC to repurchase up to $40 million of its common stock. As of March 31, 2009, EAC had repurchased and retired 620,265 shares of its outstanding common stock for approximately $17.2 million, or an average price of $27.68 per share, under the share repurchase program. During the three months ended March 31, 2009, EAC did not repurchase any shares of its outstanding common stock under the share repurchase program. As of March 31, 2009, approximately $22.8 million of EAC’s common stock remained authorized for repurchase.
     During the three months ended March 31, 2009, employees of EAC exercised 1,736 options for which EAC received proceeds of approximately $31 thousand. During the three months ended March 31, 2009, employees elected to satisfy minimum tax withholding obligations related to the vesting of restricted stock by directing EAC to withhold 111,353 shares of common stock, which are accounted for as treasury stock until they are formally retired.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 10. Income Taxes
     The components of income tax benefit (provision) were as follows for the periods indicated:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Federal:
Current	$(3,373)	$(3,544)
Deferred	8,008	(13,804)

Total federal	4,635	(17,348)

State, net of federal benefit:
Current	(351)	(566)
Deferred	601	(819)

Total state	250	(1,385)

Income tax benefit (provision)	$4,885	$(18,733)

     The following table reconciles income tax benefit (provision) with income tax at the Federal statutory rate for the periods indicated:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Income (loss) before income taxes	$(10,788)	$50,047

Income taxes at the Federal statutory rate	$3,776	$(17,516)
State income taxes, net of federal benefit	250	(1,328)
Tax on income attributable to noncontrolling interest	579	33
Nondeductible deferred compensation expense	—	(263)
Permanent and other	280	341

Income tax benefit (provision)	$4,885	$(18,733)

     At March 31, 2009, EAC had federal alternative minimum tax (“AMT”) credits of $2.3 million, which are available to reduce future federal regular tax liabilities in excess of AMT. The AMT credits have no expiration and EAC anticipates sufficient taxable income in future years to utilize the credits. Therefore, a valuation allowance against these deferred tax assets is not considered necessary.
     As of March 31, 2009 and December 31, 2008, all of EAC’s tax positions met the “more-likely-than-not” threshold prescribed by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” As a result, no additional tax expense, interest, or penalties have been accrued. EAC includes interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its Consolidated Statements of Operations. For the three months ended March 31, 2009 and 2008, EAC recorded only a nominal amount of interest and penalties on certain tax positions.
Note 11. Earnings Per Share
     As discussed in “Note 2. Basis of Presentation,” EAC adopted FSP EITF 03-06-1 on January 1, 2009, and all periods have been restated to calculate EPS in accordance with this pronouncement. Under the two-class method of calculating EPS, earnings are allocated to participating securities as if all the earnings for the period had been distributed. A participating security is any security that contains nonforfeitable rights to dividends or dividend equivalents paid to common stockholders. For purposes of calculating EPS, unvested restricted stock awards are considered participating securities.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     EPS is calculated by dividing the common stockholders’ interest in net income (loss), after deducting the interests of participating securities, by the weighted average shares outstanding.
     The following table reflects the allocation of net income (loss) to the common stockholders and EPS computations for the periods indicated:

	Three months ended
	March 31,
	2009	2008 (c)
	(in thousands, except per share amounts)
Basic Earnings Per Share
Numerator:
Undistributed net income (loss) — attributable to EAC	$(7,556)	$31,220
Participation rights of unvested restricted stock in undistributed earnings (a)	—	(544)

Basic undistributed net income (loss) — attributable to EAC common shares	$(7,556)	$30,676

Denominator:
Basic weighted average shares outstanding	51,688	52,799

Basic EPS — attributable to EAC common shares	$(0.15)	$0.58

Diluted Earnings Per Share
Numerator:
Undistributed net income (loss) — attributable to EAC	$(7,556)	$31,220
Participation rights of unvested restricted stock in undistributed earnings (a)	—	(544)

Basic undistributed net income (loss) — attributable to EAC common shares	$(7,556)	$30,676

Denominator:
Basic weighted average shares outstanding	51,688	52,799
Effect of dilutive options (b)	—	533

Diluted weighted average shares outstanding	51,688	53,332

Diluted EPS — attributable to EAC common shares	$(0.15)	$0.58

(a)	Unvested restricted stock has no contractual obligation to absorb losses of EAC. Therefore, for the three months ended March 31, 2009, 921,652 shares of restricted stock were outstanding but excluded from the EPS calculations because their effect would have been antidilutive. Please read “Note 12. Incentive Stock Plans” for additional discussion of restricted stock.

(b)	For the three months ended March 31, 2009 and 2008, options to purchase 1,752,377 and 121,653 shares of common stock, respectively, were outstanding but excluded from the EPS calculations because their effect would have been antidilutive. Please read “Note 12. Incentive Stock Plans” for additional discussion of stock options.

(c)	For the three months ended March 31, 2008, EAC considered the impact of the conversion of vested management incentive units held by certain executive officers of GP LLC. The conversion of the management incentive units into limited partner units of ENP would reduce EAC’s share of ENP’s earnings. For the three months ended March 31, 2008, the impact of this conversion would have been immaterial and was thus excluded from the above calculation of diluted EPS. Please read “Note 17. ENP” for additional discussion of ENP’s management incentive units.
Note 12. Incentive Stock Plans
     In May 2008, EAC’s stockholders approved the 2008 Incentive Stock Plan (the “2008 Plan”). No additional awards will be granted under EAC’s 2000 Incentive Stock Plan (the “2000 Plan”) and any outstanding awards granted under the 2000 Plan will remain outstanding in accordance with their terms. The purpose of the 2008 Plan is to attract, motivate, and retain selected employees of EAC and to provide EAC with the ability to provide incentives more directly linked to the profitability of the business and increases in stockholder value. All directors and full-time regular employees of EAC and its subsidiaries and affiliates are eligible to be granted awards under the 2008 Plan. The 2008 Plan provides for the granting of cash awards, incentive stock options, non-qualified stock options, restricted stock, and stock appreciation rights at the discretion of the Compensation Committee of the Board. The Board also has a Special Stock Award Committee whose sole member is Jon S. Brumley, EAC’s Chief Executive Officer and President. The Special Stock Award Committee may grant up to 25,000 shares of restricted stock on an annual basis to non-executive employees at its discretion.
     The total number of shares of EAC’s common stock reserved for issuance pursuant to the 2008 Plan is 2,400,000, of which no more than 1,600,000 are available for grants of “full value” stock awards, such as restricted stock or stock units. As of March 31, 2009, there were 1,749,608 shares available for issuance under the 2008 Plan. Shares delivered or withheld for payment of the exercise price of an option, shares withheld for payment of tax withholding, shares subject to options or other awards that expire or are forfeited, and restricted shares that are forfeited will again become available for issuance under the 2008 Plan.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     During the three months ended March 31, 2009 and 2008, EAC recorded non-cash stock-based compensation expense related to its incentive stock plans of $4.0 million and $1.8 million, respectively, which was allocated to LOE and general and administrative expense in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ cash compensation. During the three months ended March 31, 2009 and 2008, EAC also capitalized $0.6 million and $0.4 million, respectively, of non-cash stock-based compensation cost related to its incentive stock plans as a component of “Properties and equipment” in the accompanying Consolidated Balance Sheets. During the three months ended March 31, 2009 and 2008, EAC recognized income tax benefits related to its incentive stock plans of $1.5 million and $0.7 million, respectively.
     Please read “Note 18. ENP” for a discussion of ENP’s unit-based compensation plans.
Stock Options
     All options have a strike price equal to the fair market value of EAC’s common stock on the grant date, have a ten-year life, and vest over a three-year period. The fair value of options granted during the three months ended March 31, 2009 and 2008 was estimated on the grant date using a Black-Scholes option valuation model based on the following assumptions:

	Three months ended March 31,
	2009	2008
Expected volatility	51.9%	33.7%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.25	6.25
Risk-free interest rate	2.1%	3.0%
Weighted-average fair value per share	$15.81	$13.15
     The expected volatility was based on the historical volatility of EAC’s common stock for a period of time commensurate with the expected term of the options. EAC determined the expected life of the options based on an analysis of historical exercise and forfeiture behavior as well as expectations about future behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for a period of time commensurate with the expected term of the options.
     The following table summarizes the changes in EAC’s outstanding options for the three months ended March 31, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Strike Price	Contractual Term	Value
				(in thousands)
Outstanding at January 1, 2009	1,497,413	$18.02
Granted	269,417	30.55
Forfeited or expired	(12,717)	30.91
Exercised	(1,736)	17.59

Outstanding at March 31, 2009	1,752,377	19.86	5.6	$10,988

Exercisable at March 31, 2009	1,319,671	16.30	4.4	10,988

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $22 thousand and $0.2 million, respectively. During the three months ended March 31, 2009 and 2008, EAC received proceeds from the exercise of stock options of $31 thousand and $0.3 million, respectively, and recognized income tax benefits related to stock options of $4 thousand and $0.7 million, respectively. At March 31, 2009, EAC had $3.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock
     Restricted stock awards vest over varying periods from one to five years, subject to performance-based vesting for certain members of senior management. During the three months ended March 31, 2009 and 2008, EAC recognized expense related to restricted stock of $3.0 million and $1.5 million, respectively, and recognized income tax benefits (losses) related to the vesting of restricted stock of $(0.3) million and $0.5 million, respectively. The following table summarizes the changes in EAC’s unvested restricted stock awards for the three months ended March 31, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2009	938,407	$30.67
Granted	378,511	30.55
Vested	(376,717)	28.87
Forfeited	(18,549)	30.27

Outstanding at March 31, 2009	921,652	31.36

     As of March 31, 2009, there were 702,632 shares of unvested restricted stock, 155,129 shares of which were granted during 2009, in which the vesting is dependent only on the passage of time and continued employment. Additionally, as of March 31, 2009, there were 219,020 shares of unvested restricted stock, all of which were granted during 2009, in which the vesting is dependent not only on the passage of time and continued employment, but also on the achievement of certain performance measures.
     None of EAC’s unvested restricted stock awards are subject to variable accounting. During the three months ended March 31, 2009 and 2008, there were 376,717 shares and 212,586 shares, respectively, of restricted stock that vested for which certain employees elected to satisfy minimum tax withholding obligations related thereto by directing EAC to withhold 111,353 shares and 28,193 shares of common stock, respectively. EAC accounts for these shares as treasury stock until they are formally retired and have been reflected as such in the accompanying consolidated financial statements. The total fair value of restricted stock that vested during the three months ended March 31, 2009 and 2008 was $10.0 million and $7.2 million, respectively. As of March 31, 2009, EAC had $13.8 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 3.2 years.
Note 13. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Consolidated net income (loss)	$(5,903)	$31,314
Amortization of deferred loss on commodity derivative contracts	—	879
Change in deferred hedge loss on interest rate swaps	(545)	(1,171)

Consolidated comprehensive income (loss)	(6,448)	31,022
Less: comprehensive loss (income) attributable to noncontrolling interest	(1,449)	410

Comprehensive income (loss) — attributable to EAC	$(7,897)	$31,432

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 14. Financial Statements of Subsidiary Guarantors
     Certain of EAC’s wholly owned subsidiaries are subsidiary guarantors of EAC’s senior subordinated notes. The subsidiary guarantees are full and unconditional, and joint and several. The subsidiary guarantors may, without restriction, transfer funds to EAC in the form of cash dividends, loans, and advances. The following Condensed Consolidating Balance Sheets as of March 31, 2009 and December 31, 2008, and Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2009 and 2008 present consolidating financial information for Encore Acquisition Company (the “Parent”) on a stand alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries. As of March 31, 2009, EAC’s guarantor subsidiaries were:
•	EAP Properties, Inc.;

•	EAP Operating, LLC;

•	Encore Operating, L.P.; and

•	Encore Operating Louisiana, LLC.
     As of March 31, 2009, EAC’s non-guarantor subsidiaries were:
•	ENP;

•	OLLC;

•	GP LLC;

•	Encore Partners GP Holdings LLC;

•	Encore Partners LP Holdings LLC;

•	Encore Energy Partners Finance Corporation; and

•	Encore Clear Fork Pipeline LLC.
     All intercompany investments in, loans due to/from, subsidiary equity, revenues, and expenses between the Parent, guarantor subsidiaries, and non-guarantor subsidiaries are shown prior to consolidation with the Parent and then eliminated to arrive at consolidated totals per the accompanying consolidated financial statements.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$1,779	$21,451	$242	$—	$23,472
Other current assets	4,889	129,727	84,468	(3,510)	215,574

Total current assets	6,668	151,178	84,710	(3,510)	239,046

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	—	3,108,412	545,307	—	3,653,719
Unproved properties	—	120,408	56	—	120,464
Accumulated depletion, depreciation, and amortization	—	(722,848)	(118,009)	—	(840,857)

	—	2,505,972	427,354	—	2,933,326

Other property and equipment, net	—	11,273	511	—	11,784
Other assets, net	12,027	136,873	44,872	—	193,772
Investment in subsidiaries	2,767,366	18,744	—	(2,786,110)	—

Total assets	$2,786,061	$2,824,040	$557,447	$(2,789,620)	$3,377,928

LIABILITIES AND EQUITY

Current liabilities	$108,471	$151,831	$26,437	$(3,510)	$283,229
Deferred taxes	421,615	—	172	—	421,787
Long-term debt	947,962	—	185,000	—	1,132,962
Other liabilities	—	55,129	12,282	—	67,411

Total liabilities	1,478,048	206,960	223,891	(3,510)	1,905,389

Commitments and contingencies (see Note 15)

Total equity	1,308,013	2,617,080	333,556	(2,786,110)	1,472,539

Total liabilities and equity	$2,786,061	$2,824,040	$557,447	$(2,789,620)	$3,377,928

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$607	$813	$619	$—	$2,039
Other current assets	29,004	421,392	90,797	(2,302)	538,891

Total current assets	29,611	422,205	91,416	(2,302)	540,930

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	—	3,016,937	521,522	—	3,538,459
Unproved properties	—	124,272	67	—	124,339
Accumulated depletion, depreciation, and amortization	—	(670,991)	(100,573)	—	(771,564)

	—	2,470,218	421,016	—	2,891,234

Other property and equipment, net	—	11,877	562	—	12,439
Other assets, net	12,846	129,482	46,264	—	188,592
Investment in subsidiaries	2,976,208	(12,865)	—	(2,963,343)	—

Total assets	$3,018,665	$3,020,917	$559,258	$(2,965,645)	$3,633,195

LIABILITIES AND EQUITY

Current liabilities	$118,089	$215,640	$20,825	$(2,302)	$352,252
Deferred taxes	416,637	—	278	—	416,915
Long-term debt	1,169,811	—	150,000	—	1,319,811
Other liabilities	—	48,000	12,969	—	60,969

Total liabilities	1,704,537	263,640	184,072	(2,302)	2,149,947

Commitments and contingencies (see Note 15)

Total equity	1,314,128	2,757,277	375,186	(2,963,343)	1,483,248

Total liabilities and equity	$3,018,665	$3,020,917	$559,258	$(2,965,645)	$3,633,195

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Oil	$—	$73,587	$14,702	$—	$88,289
Natural gas	—	21,475	3,779	—	25,254
Marketing	—	636	170	—	806

Total revenues	—	95,698	18,651	—	114,349

Expenses:
Production:
Lease operating	—	36,964	7,261	—	44,225
Production, ad valorem, and severance taxes	—	9,591	2,228	—	11,819
Depletion, depreciation, and amortization	—	59,915	10,385	—	70,300
Exploration	—	11,177	22	—	11,199
General and administrative	5,477	7,272	2,035	(1,090)	13,694
Marketing	—	609	130	—	739
Derivative fair value gain	—	(37,684)	(10,907)	—	(48,591)
Other operating	40	5,586	717	—	6,343

Total expenses	5,517	93,430	11,871	(1,090)	109,728

Operating income (loss)	(5,517)	2,268	6,780	1,090	4,621

Other income (expenses):
Interest	(13,747)	—	(2,216)	—	(15,963)
Equity income from subsidiaries	7,002	1,487	—	(8,489)	—
Other	(63)	1,702	5	(1,090)	554

Total other income (expenses)	(6,808)	3,189	(2,211)	(9,579)	(15,409)

Income (loss) before income taxes	(12,325)	5,457	4,569	(8,489)	(10,788)
Income tax benefit (provision)	4,769	117	(1)	—	4,885

Consolidated net income (loss)	(7,556)	5,574	4,568	(8,489)	(5,903)
Change in deferred hedge loss on interest rate swaps, net of tax	168	—	(713)	—	(545)

Comprehensive income (loss)	$(7,388)	$5,574	$3,855	$(8,489)	$(6,448)

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Oil	$—	$183,339	$37,195	$—	$220,534
Natural gas	—	41,310	7,002	—	48,312
Marketing	—	1,197	2,859	—	4,056

Total revenues	—	225,846	47,056	—	272,902

Expenses:
Production:
Lease operating	—	34,292	6,058	—	40,350
Production, ad valorem, and severance taxes	—	22,654	4,798	—	27,452
Depletion, depreciation, and amortization	—	40,423	9,120	—	49,543
Exploration	—	5,459	29	—	5,488
General and administrative	3,034	4,750	2,922	(1,019)	9,687
Marketing	—	1,389	2,393	—	3,782
Derivative fair value loss	—	49,551	15,587	—	65,138
Other operating	41	2,114	351	—	2,506

Total expenses	3,075	160,632	41,258	(1,019)	203,946

Operating income (loss)	(3,075)	65,214	5,798	1,019	68,956

Other income (expenses):
Interest	(18,120)	—	(1,640)	—	(19,760)
Equity income from subsidiaries	70,755	1,960	—	(72,715)	—
Other	37	1,816	17	(1,019)	851

Total other income (expenses)	52,672	3,776	(1,623)	(73,734)	(18,909)

Income before income taxes	49,597	68,990	4,175	(72,715)	50,047
Income tax provision	(18,643)	—	(90)	—	(18,733)

Consolidated net income	30,954	68,990	4,085	(72,715)	31,314
Amortization of deferred loss on commodity derivative contracts, net of tax	(549)	1,428	—	—	879
Change in deferred hedge loss on interest rate swaps, net of tax	397	—	(1,568)	—	(1,171)

Comprehensive income	$30,802	$70,418	$2,517	$(72,715)	$31,022

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by operating activities	$17,708	$405,309	$28,608	$—	$451,625

Cash flows from investing activities:
Acquisition of oil and natural gas properties	—	(9,484)	—	—	(9,484)
Development of oil and natural gas properties	—	(152,090)	(1,002)	—	(153,092)
Investments in subsidiaries	203,337	—	—	(203,337)	—
Other	—	1,452	—	—	1,452

Net cash provided by (used in) investing activities	203,337	(160,122)	(1,002)	(203,337)	(161,124)

Cash flows from financing activities:
Proceeds from long-term debt	15,000	—	51,000	—	66,000
Payments on long-term debt	(237,000)	—	(16,000)	—	(253,000)
Net equity distributions	—	(157,066)	(46,271)	203,337	—
Other	2,127	(67,483)	(16,712)	—	(82,068)

Net cash used in financing activities	(219,873)	(224,549)	(27,983)	203,337	(269,068)

Increase (decrease) in cash and cash equivalents	1,172	20,638	(377)	—	21,433
Cash and cash equivalents, beginning of period	607	813	619	—	2,039

Cash and cash equivalents, end of period	$1,779	$21,451	$242	$—	$23,472

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by operating activities	$49,477	$59,302	$22,948	$—	$131,727

Cash flows from investing activities:
Acquisition of oil and natural gas properties	—	(30,780)	—	—	(30,780)
Development of oil and natural gas properties	—	(92,944)	(4,858)	—	(97,802)
Investments in subsidiaries	48,619	—	—	(48,619)	—
Other	—	(9,680)	(162)	—	(9,842)

Net cash provided by (used in) investing activities	48,619	(133,404)	(5,020)	(48,619)	(138,424)

Cash flows from financing activities:
Repurchase and retirement of common stock	(39,118)	—	—	—	(39,118)
Proceeds from long-term debt, net of issuance costs	214,964	—	142,310	—	357,274
Payments on long-term debt	(278,500)	—	(25,000)	—	(303,500)
Net equity contributions (distributions)	—	76,796	(125,415)	48,619	—
Other	4,557	(4,390)	(9,625)	—	(9,458)

Net cash provided by (used in) financing activities	(98,097)	72,406	(17,730)	48,619	5,198

Increase (decrease) in cash and cash equivalents	(1)	(1,696)	198	—	(1,499)
Cash and cash equivalents, beginning of period	1	1,700	3	—	1,704

Cash and cash equivalents, end of period	$—	$4	$201	$—	$205

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 15. Commitments and Contingencies
     EAC is a party to ongoing legal proceedings in the ordinary course of business. Management does not believe the result of these proceedings will have a material adverse effect on EAC’s business, financial condition, results of operations, or liquidity.
     Additionally, EAC has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, capital and operating leases, and development commitments. Please read the “Capital Commitments, Capital Resources, and Liquidity — Capital commitments — Contractual obligations” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for a description of EAC’s contractual obligations as of March 31, 2009.
Note 16. Related Party Transactions
     During the three months ended March 31, 2008, EAC received approximately $40.6 million from affiliates of Tesoro Corporation (“Tesoro”) related to gross oil and gas production sold from wells operated by Encore Operating, L.P. (“Encore Operating”), a Texas limited partnership and indirect wholly owned subsidiary of EAC. Mr. John V. Genova, a member of the Board, served as an employee of Tesoro until May 2008.
     Please read “Note 17. ENP” for a discussion of related party transactions with ENP.
Note 17. ENP
Administrative Services Agreement
     ENP does not have any employees. The employees supporting ENP’s operations are employees of EAC. Encore Operating performs administrative services for ENP, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by ENP. Encore Operating is not liable to ENP for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.
     Encore Operating initially received an administrative fee of $1.75 per BOE of ENP’s production for such services. From April 1, 2008 to March 31, 2009, the administration fee was $1.88 per BOE of ENP’s production. Encore Operating also charges ENP for reimbursement of actual third-party expenses incurred on ENP’s behalf and has substantial discretion in determining which third-party expenses to incur on ENP’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well.
     The administrative fee will increase in the following circumstances:
•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if ENP or one of its subsidiaries acquires additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of GP LLC upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by Encore Operating and GP LLC, with the approval of the conflicts committee of the board of directors of GP LLC.
     ENP reimburses EAC for any state income, franchise, or similar tax incurred by EAC resulting from the inclusion of ENP and its subsidiaries in consolidated tax returns with EAC and its subsidiaries as required by applicable law. The amount of any such reimbursement is limited to the tax that ENP and its subsidiaries would have incurred had they not been included in a combined group with EAC.
Sales of Assets to ENP
     In December 2008, Encore Operating entered into a purchase and sale agreement with OLLC and ENP pursuant to which OLLC

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
acquired certain oil and natural gas producing properties and related assets in the Arkoma Basin in Arkansas and royalty interest properties primarily in Oklahoma, as well as 10,300 unleased mineral acres. The transaction closed in January 2009. The purchase price was approximately $49.5 million in cash, subject to customary adjustments (including a reduction in the purchase price for acquisition-related commodity derivative premiums of approximately $3.1 million), which OLLC financed through borrowings under the OLLC Credit Agreement. EAC used the proceeds from the sale to reduce outstanding borrowings under the EAC Credit Agreement.
     In December 2007, Encore Operating entered into a purchase and investment agreement with OLLC and ENP pursuant to which OLLC acquired certain oil and natural gas properties and related assets in the Permian Basin in West Texas and in the Williston Basin in North Dakota. The transaction closed in February 2008. The consideration for the acquisition consisted of approximately $125.3 million in cash, including post-closing adjustments, and 6,884,776 common units representing limited partner interests in ENP. In determining the total purchase price, the common units were valued at $125.0 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s historical carrying value of the properties. OLLC financed the cash portion of the purchase price through borrowings under the OLLC Credit Agreement. EAC used the proceeds from the sale to reduce outstanding borrowings under the EAC Credit Agreement.
Long-Term Incentive Plan
     In September 2007, the board of directors of GP LLC adopted the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “ENP Plan”), which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees, consultants, and directors of EAC, GP LLC, and any of their subsidiaries and affiliates who perform services for ENP are eligible to be granted awards under the ENP Plan. The ENP Plan is administered by the board of directors of GP LLC or a committee thereof, referred to as the plan administrator. To satisfy common unit awards under the ENP Plan, ENP may issue common units, acquire common units in the open market, or use common units owned by EAC and its affiliates.
     The total number of common units reserved for issuance pursuant to the ENP Plan is 1,150,000. As of March 31, 2009, there were 1,100,000 common units available for issuance under the ENP Plan.
     Phantom Units. Each October, ENP issues 5,000 phantom units to each member of GP LLC’s board of directors pursuant to the ENP Plan. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan administrator, cash equivalent to the value of a common unit. ENP intends to settle the phantom units at vesting by issuing common units; therefore, these phantom units are classified as equity instruments. Phantom units vest over a four-year period. The holders of phantom units are also entitled to receive distribution equivalent rights prior to vesting, which entitle them to receive cash equal to the amount of any cash distributions made by ENP with respect to a common unit during the period the right is outstanding. During the three months ended March 31, 2009 and 2008, ENP recognized non-cash unit-based compensation expense related to phantom units of approximately $0.1 million, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.
     The following table summarizes the changes in ENP’s unvested phantom units for the three months ended March 31, 2009:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2009	43,750	$18.67
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2009	43,750	18.67

     As of March 31, 2009, ENP had $0.5 million of total unrecognized compensation cost related to unvested phantom units, which is expected to be recognized over a weighted average period of 2.1 years.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Management Incentive Units
     In May 2007, the board of directors of GP LLC issued 550,000 management incentive units to certain executive officers of GP LLC. During the fourth quarter of 2008, the management incentive units became convertible into ENP common units, at the option of the holder, at a ratio of one management incentive unit to approximately 3.1186 ENP common units, and all 550,000 management incentive units were converted into 1,715,205 ENP common units.
     During the three months ended March 31, 2008, ENP recognized non-cash unit-based compensation expense for the management incentive units of $1.1 million, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations. As of March 31, 2009, there have been no additional issuances of management incentive units.
Distributions
     During the three months ended March 31, 2009 and 2008, ENP paid distributions of approximately $16.8 million and $9.8 million, respectively, of which $10.7 million and $5.6 million, respectively, was paid to EAC and its subsidiaries and had no impact on EAC’s consolidated cash.
Note 18. Segment Information
     EAC operates in only one industry: the oil and natural gas exploration and production industry in the United States. However, EAC is organizationally structured along two reportable segments: EAC Standalone and ENP. EAC’s segments are components of its business for which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate capital resources to projects and in assessing performance. The accounting policies used in the generation of segment financial statements are the same as those described in “Note 2. Summary of Significant Accounting Policies” in EAC’s 2008 Annual Report on Form 10-K.
     The following tables provide EAC’s operating segment information required by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”:

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	For the Three Months Ended March 31, 2009
	EAC			Consolidated
	Standalone	ENP	Eliminations	Total
	(in thousands)
Revenues:
Oil	$73,587	$14,702	$—	$88,289
Natural gas	21,475	3,779	—	25,254
Marketing	636	170	—	806

Total revenues	95,698	18,651	—	114,349

Expenses:
Production:
Lease operating	36,964	7,261	—	44,225
Production, ad valorem, and severance taxes	9,591	2,228	—	11,819
Depletion, depreciation, and amortization	59,915	10,385	—	70,300
Exploration	11,177	22	—	11,199
General and administrative	12,749	2,035	(1,090)	13,694
Marketing	609	130	—	739
Derivative fair value gain	(37,684)	(10,907)	—	(48,591)
Other operating	5,626	717	—	6,343

Total expenses	98,947	11,871	(1,090)	109,728

Operating income	(3,249)	6,780	1,090	4,621

Other income (expenses):
Interest	(13,747)	(2,216)	—	(15,963)
Other	1,639	5	(1,090)	554

Total other expenses	(12,108)	(2,211)	(1,090)	(15,409)

Income (loss) before income taxes	(15,357)	4,569	—	(10,788)
Income tax provision	4,886	(1)	—	4,885

Consolidated net income (loss)	(10,471)	4,568	—	(5,903)
Change in deferred hedge loss on interest rate swaps, net of tax	168	(713)	—	(545)

Comprehensive income (loss)	$(10,303)	$3,855	$—	$(6,448)

Segment assets (as of March 31, 2009)	$2,821,284	$557,447	$(803)	$3,377,928

Segment liabilities (as of March 31, 2009)	$1,683,550	$223,891	$(2,052)	$1,905,389

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	For the Three Months Ended March 31, 2008
	EAC			Consolidated
	Standalone	ENP	Eliminations	Total
	(in thousands)
Revenues:
Oil	$183,339	$37,195	$—	$220,534
Natural gas	41,310	7,002	—	48,312
Marketing	1,197	2,859	—	4,056

Total revenues	225,846	47,056	—	272,902

Expenses:
Production:
Lease operating	34,292	6,058	—	40,350
Production, ad valorem, and severance taxes	22,654	4,798	—	27,452
Depletion, depreciation, and amortization	40,423	9,120	—	49,543
Exploration	5,459	29	—	5,488
General and administrative	7,770	2,922	(1,005)	9,687
Marketing	1,389	2,393	—	3,782
Derivative fair value loss	49,551	15,587	—	65,138
Other operating	2,155	351	—	2,506

Total expenses	163,693	41,258	(1,005)	203,946

Operating income	62,153	5,798	1,005	68,956

Other income (expenses):
Interest	(18,120)	(1,640)	—	(19,760)
Other	1,839	17	(1,005)	851

Total other expenses	(16,281)	(1,623)	(1,005)	(18,909)

Income before income taxes	45,872	4,175	—	50,047
Income tax provision	(18,643)	(90)	—	(18,733)

Consolidated net income	27,229	4,085	—	31,314
Amortization of deferred loss on commodity derivative contracts, net of tax	879	—	—	879
Change in deferred hedge loss on interest rate swaps, net of tax	397	(1,568)	—	(1,171)

Comprehensive income	$28,505	$2,517	$—	$31,022

Segment assets (as of December 31, 2008)	$3,074,614	$559,258	$(677)	$3,633,195

Segment liabilities (as of December 31, 2008)	$1,967,518	$184,072	$(1,643)	$2,149,947

     In January 2009, ENP acquired certain oil and natural gas properties and related assets in the Arkoma Basin in Arkansas and royalty interest properties primarily in Oklahoma as well as 10,300 unleased mineral acres from Encore Operating. For segment information, the financial results for these properties were not retroactively included under ENP for 2008.
Note 19. Subsequent Events
     Effective April 1, 2009, the administrative fee under ENP’s administrative services agreement with Encore Operating increased to $2.02 per BOE of ENP’s production as a result of the COPAS Wage Index Adjustment.
     On April 27, 2009, ENP announced a cash distribution for the first quarter of 2009 to unitholders of record as of the close of business on May 11, 2009 at a rate of $0.50 per unit. Approximately $16.8 million is expected to be paid to unitholders on or about May 15, 2009.
     On April 27, 2009, EAC issued $225 million of its 9.50% Senior Subordinated Notes due 2016 (the “9.5% Notes”), at 92.228 percent of par value. EAC received net proceeds of approximately $202.7 million, after deducting the underwriters’ discounts and

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
commissions of $4.5 million and offering expenses of approximately $0.4 million, which were used to reduce outstanding borrowings under the EAC Credit Agreement. Interest on the 9.5% Notes is due semi-annually on May 1 and November 1, beginning November 1, 2009. The 9.5% Notes mature on May 1, 2016. The provisions of the EAC Credit Agreement require the borrowing base to be reduced by 33 1/3 percent of the principal amount of the 9.5% Notes. As a result, the borrowing base on the EAC Credit Agreement was reduced to $825 million in April 2009.

ENCORE ACQUISITION COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis contains forward-looking statements, which give our current expectations or forecasts of future events. Actual results could differ materially from those stated in the forward-looking statements due to many factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Report and in “Item 8. Financial Statements and Supplementary Data” of our 2008 Annual Report on Form 10-K.
Introduction
     In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:
•	First Quarter 2009 Highlights

•	Second Quarter 2009 Outlook

•	Results of Operations — Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008

•	Capital Commitments, Capital Resources, and Liquidity

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements
First Quarter 2009 Highlights
     Our financial and operating results for the first quarter of 2009 included the following:
•	Our average daily production volumes increased 10 percent to 41,900 BOE/D as compared to 38,196 BOE/D in the first quarter of 2008. Oil represented 66 percent of our total production volumes in the first quarter of 2009 as compared to 72 percent in the first quarter of 2008.

•	We invested $124.0 million in oil and natural gas activities, of which $120.6 million was invested in development, exploitation, and exploration activities, yielding 57 gross (25.4 net) productive wells, and $3.4 million was invested in acquisitions, primarily of unproved acreage.

•	In January, we completed the sale of certain oil and natural gas properties and related assets primarily in the Arkoma Basin in Oklahoma to ENP for approximately $49.5 million in cash.

•	In March 2009, we elected to monetize certain of our 2009 oil derivative contracts and received net proceeds of approximately $190.4 million, which were used to reduce outstanding borrowings under our revolving credit facility.

•	Subsequent to the end of the first quarter of 2009, we issued $225 million of our 9.5% Senior Subordinated Notes due 2016, at 92.228 percent of par value. We received net proceeds of approximately $202.7 million, which were used to reduce outstanding borrowings under our revolving credit facility.
Second Quarter 2009 Outlook
     We expect our average daily production volumes to be approximately 39,100 to 40,550 BOE/D in the second quarter of 2009, net of average daily net profits production volumes of approximately 1,700 to 1,900 BOE/D. In the second quarter of 2009, we expect our oil wellhead differential as a percentage of NYMEX to be negative 12 percent and our natural gas wellhead differential as a percentage of NYMEX for dry gas to be negative 15 percent. We expect to incur development and exploration capital costs of $70 million to $80 million and approximately $5 million on the acquisition of unproved properties in the second quarter of 2009.
     In the second quarter of 2009, we expect our LOE to average $12.00 to $13.00 per BOE, including approximately $3.9 million ($1.08 per BOE) for retention bonuses to be paid in August 2009 related to our 2008 strategic alternatives process. We expect our production, ad valorem, and severance taxes (“production taxes”) to average approximately 11 percent of wellhead revenues in the second quarter of 2009. In the second quarter of 2009, we expect our depletion, depreciation, and amortization (“DD&A”) expense to average $18.50 to $19.00 per BOE. In the second quarter of 2009, we expect our general and administrative (“G&A”) expense to average $3.35 to $3.85 per BOE, including approximately $3.5 million ($0.96 per BOE) for retention bonuses to be paid in August 2009 related to our 2008 strategic alternatives process.

ENCORE ACQUISITION COMPANY
     During the second quarter of 2009, we expect our effective tax rate to be approximately 39 percent and to pay current income taxes of $3.0 to $4.0 million.
Results of Operations
Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008
     Revenues. The following table illustrates the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended March 31,		Increase / (Decrease)
	2009	2008	$	%
Revenues (in thousands):
Oil wellhead	$88,289	$221,963	$(133,674)
Oil hedges	—	(1,429)	1,429

Total oil revenues	$88,289	$220,534	$(132,245)	-60%

Natural gas wellhead	$25,254	$48,312	$(23,058)
Natural gas hedges	—	—	—

Total natural gas revenues	$25,254	$48,312	$(23,058)	-48%

Combined wellhead	$113,543	$270,275	$(156,732)
Combined hedges	—	(1,429)	1,429

Total combined oil and natural gas revenues	113,543	268,846	(155,303)	-58%
Marketing	806	4,056	(3,250)	-80%

Total revenues	$114,349	$272,902	$(158,553)	-58%

Average realized prices:
Oil wellhead ($/Bbl)	$35.48	$88.65	$(53.17)
Oil hedges ($/Bbl)	—	(0.57)	0.57

Total oil revenues ($/Bbl)	$35.48	$88.08	$(52.60)	-60%

Natural gas wellhead ($/Mcf)	$3.28	$8.28	$(5.00)
Natural gas hedges ($/Mcf)	—	—	—

Total natural gas revenues ($/Mcf)	$3.28	$8.28	$(5.00)	-60%

Combined wellhead ($/BOE)	$30.11	$77.76	$(47.65)
Combined hedges ($/BOE)	—	(0.41)	0.41

Total combined oil and natural gas revenues ($/BOE)	$30.11	$77.35	$(47.24)	-61%

Total production volumes:
Oil (MBbls)	2,488	2,504	(16)	-1%
Natural gas (MMcf)	7,698	5,831	1,867	32%
Combined (MBOE)	3,771	3,476	295	8%

Average daily production volumes:
Oil (Bbls/D)	27,645	27,516	129	0%
Natural gas (Mcf/D)	85,528	64,081	21,447	33%
Combined (BOE/D)	41,900	38,196	3,704	10%

Average NYMEX prices:
Oil (per Bbl)	$43.31	$97.74	$(54.43)	-56%
Natural gas (per Mcf)	$4.92	$8.02	$(3.10)	-39%
     Oil revenues decreased 60 percent from $220.5 million in the first quarter of 2008 to $88.3 million in the first quarter of 2009 as a result of a $52.60 per Bbl decrease in our average realized oil price and a 16 MBbls decrease in our oil production volumes. Our lower oil production volumes decreased oil revenues by approximately $1.4 million and was primarily due to natural production declines in our Elk Basin field.

ENCORE ACQUISITION COMPANY
     Our average realized oil price decreased primarily due to our lower average oil wellhead price, which decreased oil revenues by approximately $132.3 million, or $53.17 per Bbl. Our average oil wellhead price decreased primarily due to a lower average NYMEX price, which decreased from $97.74 per Bbl in the first quarter of 2008 to $43.31 Bbl in the first quarter of 2009. In addition, as a result of our discontinuance of hedge accounting in July 2006, oil revenues in the first quarter of 2008 were reduced by approximately $1.4 million, or $0.57 per Bbl.
     Our average daily production volumes were decreased by 1,406 BOE/D and 1,822 BOE/D in the first quarter of 2009 and 2008, respectively, for net profits interests related to our CCA properties, which reduced our oil wellhead revenues by approximately $3.8 million and $12.9 million in the first quarter of 2009 and 2008, respectively.
     Natural gas revenues decreased 48 percent from $48.3 million in the first quarter of 2008 to $25.3 million in the first quarter of 2009 as a result of a $5.00 per Mcf decrease in our average realized natural gas price, partially offset by a 1,867 MMcf increase in our natural gas production volumes. Our lower average realized natural gas price decreased natural gas revenues by approximately $38.5 million and was primarily due to a lower average NYMEX price, which decreased from $8.02 per Mcf in the first quarter of 2008 to $4.92 per Mcf in the first quarter of 2009. Our higher natural gas production increased natural gas revenues by approximately $15.5 million and was primarily due to successful development programs in our Permian Basin and Mid-Continent areas.
     The table below illustrates the relationship between our oil and natural gas wellhead prices as a percentage of average NYMEX prices for the periods indicated. Management uses the wellhead price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended March 31,
	2009	2008
Average oil wellhead ($/Bbl)	$35.48	$88.65
Average NYMEX ($/Bbl)	$43.31	$97.74
Differential to NYMEX	$(7.83)	$(9.09)
Average oil wellhead to NYMEX percentage	82%	91%

Average natural gas wellhead ($/Mcf)	$3.28	$8.28
Average NYMEX ($/Mcf)	$4.92	$8.02
Differential to NYMEX	$(1.64)	$0.26
Average natural gas wellhead to NYMEX percentage	67%	103%
     Our average oil wellhead price as a percentage of the average NYMEX price was 82 percent in the first quarter of 2009 as compared to 91 percent in the first quarter of 2008. The percentage differential widened as a result of a 56 percent decrease in NYMEX as compared to the first quarter of 2008. However, the per Bbl differential improved from $9.09 per Bbl in the first quarter of 2008 to $7.83 per Bbl in the first quarter of 2009.
     Our average natural gas wellhead price as a percentage of the average NYMEX price was 67 percent in the first quarter of 2009 as compared to 103 percent in the first quarter of 2008. Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of liquids extracted. Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production. During the first quarter of 2008, the price of NGLs increased at a much faster pace than did the price of natural gas. As a result, the price we were paid per Mcf for natural gas sold under certain contracts increased to a level above NYMEX.
     Because of a negative natural gas price revision related to the fourth quarter of 2008 resulting from the rapid decline in NGLs pricing, the natural gas price for the first quarter of 2009 was reduced from its actual wellhead price of $3.81 per Mcf by an additional $0.53 to result in the $3.28 per Mcf price.
     Marketing revenues decreased 80 percent from $4.1 million in the first quarter of 2008 to $0.8 million in the first quarter of 2009 primarily as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

ENCORE ACQUISITION COMPANY
Expenses. The following table summarizes our expenses for the periods indicated:

	Three months ended March 31,		Increase / (Decrease)
	2009	2008	$	%
Expenses (in thousands):
Production:
Lease operating	$44,225	$40,350	$3,875
Production, ad valorem, and severance taxes	11,819	27,452	(15,633)

Total production expenses	56,044	67,802	(11,758)	-17%
Other:
Depletion, depreciation, and amortization	70,300	49,543	20,757
Exploration	11,199	5,488	5,711
General and administrative	13,694	9,687	4,007
Marketing	739	3,782	(3,043)
Derivative fair value loss (gain)	(48,591)	65,138	(113,729)
Other operating	6,343	2,506	3,837

Total operating	109,728	203,946	(94,218)	-46%
Interest	15,963	19,760	(3,797)
Income tax provision (benefit)	(4,885)	18,733	(23,618)

Total expenses	$120,806	$242,439	$(121,633)	-50%

Expenses (per BOE):
Production:
Lease operating	$11.73	$11.61	$0.12
Production, ad valorem, and severance taxes	3.13	7.90	(4.77)

Total production expenses	14.86	19.51	(4.65)	-24%
Other:
Depletion, depreciation, and amortization	18.64	14.25	4.39
Exploration	2.97	1.58	1.39
General and administrative	3.63	2.79	0.84
Marketing	0.20	1.09	(0.89)
Derivative fair value loss (gain)	(12.89)	18.74	(31.63)
Other operating	1.68	0.72	0.96

Total operating	29.09	58.68	(29.59)	-50%
Interest	4.23	5.68	(1.45)
Income tax provision (benefit)	(1.30)	5.39	(6.69)

Total expenses	$32.02	$69.75	$(37.73)	-54%

     Production expenses. Total production expenses decreased 17 percent from $67.8 million in the first quarter of 2008 to $56.0 million in the first quarter of 2009. Our production margin decreased 72 percent from $202.5 million in the first quarter of 2008 to $57.5 million in the first quarter of 2009. Total oil and natural gas wellhead revenues per BOE decreased by 61 percent and total production expenses per BOE decreased by 24 percent. On a per BOE basis, our production margin decreased 74 percent to $15.25 per BOE in the first quarter of 2009 as compared to $58.25 per BOE in the first quarter of 2008.
     Production expense attributable to LOE increased $3.9 million from $40.4 million in the first quarter of 2008 to $44.2 million in the first quarter of 2009 as a result of a $0.12 increase in the per BOE rate and higher production volumes. Our higher production volumes increased LOE by approximately $3.4 million. The increase in our average LOE per BOE rate contributed approximately $0.4 million of additional LOE and was primarily attributable to approximately $3.8 million ($1.01 per BOE) for retention bonuses to be paid in August 2009 related to our 2008 strategic alternatives process, partially offset by decreases in prices paid to oilfield companies and suppliers due to an attempt to control costs.
     Production expense attributable to production taxes decreased $15.6 million from $27.5 million in the first quarter of 2008 to $11.8 million in the first quarter of 2009 primarily due to lower wellhead revenues. As a percentage of oil and natural gas wellhead revenues, production taxes remained relatively constant at 10.4 percent in the first quarter of 2009 as compared to 10.2 percent in the first quarter of 2008.

ENCORE ACQUISITION COMPANY
     DD&A expense. DD&A expense increased $20.8 million from $49.5 million in the first quarter of 2008 to $70.3 million in the first quarter of 2009 as a result of a $4.39 increase in the per BOE rate and higher production volumes. Our higher production volumes increased DD&A expense by approximately $4.2 million. The increase in our average DD&A per BOE rate contributed approximately $16.6 million of additional DD&A expense and was primarily due to the decrease in our total proved reserves as a result of lower average commodity prices in the first quarter of 2009 as compared to the first quarter of 2008.
     Exploration expense. Exploration expense increased $5.7 million from $5.5 million in the first quarter of 2008 to $11.2 million in the first quarter of 2009. During the first quarter of 2009, we expensed one net exploratory dry hole totaling $5.0 million. During the first quarter of 2008, we expensed 0.5 net exploratory dry holes totaling $0.6 million. Impairment of unproved acreage increased $1.8 million from $4.1 million in the first quarter of 2008 to $5.9 million in the first quarter of 2009, primarily due to our larger unproved property base, as well as the impairment of certain acreage through the normal course of evaluation. The following table illustrates the components of exploration expense for the periods indicated:

	Three months ended March 31,		Increase /
	2009	2008	(Decrease)
	(in thousands)
Dry holes	$5,047	$622	$4,425
Geological and seismic	114	378	(264)
Delay rentals	94	346	(252)
Impairment of unproved acreage	5,944	4,142	1,802

Total	$11,199	$5,488	$5,711

     G&A expense. G&A expense increased $4.0 million from $9.7 million in the first quarter of 2008 to $13.7 million in the first quarter of 2009 primarily due to approximately $3.3 million for retention bonuses to be paid in August 2009 related to our 2008 strategic alternatives process and an increase of $0.8 million in non-cash equity-based compensation.
     Marketing expenses. Marketing expenses decreased $3.0 million from $3.8 million in the first quarter of 2008 to $0.7 million in the first quarter of 2009 primarily due to a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.
     Derivative fair value loss (gain). During the first quarter of 2009, we recorded a $48.6 million derivative fair value gain as compared to a $65.1 million derivative fair value loss in the first quarter of 2008, the components of which were as follows:

	Three months ended
	March 31,		Increase /
	2009	2008	(Decrease)
	(in thousands)
Ineffectiveness	$89	$(381)	$470
Mark-to-market loss	202,782	45,614	157,168
Premium amortization	77,955	15,513	62,442
Settlements	(329,417)	4,392	(333,809)

Total derivative fair value loss (gain)	$(48,591)	$65,138	$(113,729)

     The change in our derivative fair value loss (gain) was a result of commodity derivative contracts entered into during the first quarter of 2008, when prices were higher, and the significantly lower prices during the first quarter of 2009, which favorably impacted the fair values of those contracts.
     In March 2009, we elected to monetize certain of our 2009 oil derivative contracts representing approximately 77 percent of our consolidated 2009 oil derivative contracts. We received proceeds of approximately $190.4 million from these settlements, which were used to reduce outstanding borrowings under our revolving credit facility.
     Interest expense. Interest expense decreased $3.8 million from $19.8 million in the first quarter of 2008 to $16.0 million in the first quarter of 2009 primarily due to a reduction in LIBOR, partially offset by a higher weighted average long-term debt balance. Our weighted average interest rate was 4.6 percent for the first quarter of 2009 as compared to 6.4 percent for the first quarter of 2008.

ENCORE ACQUISITION COMPANY
     The following table illustrates the components of interest expense for the periods indicated:

	Three months ended March 31,		Increase /
	2009	2008	(Decrease)
	(in thousands)
6.25% Senior Subordinated Notes	$2,436	$2,430	$6
6.0% Senior Subordinated Notes	4,644	4,635	9
7.25% Senior Subordinated Notes	2,751	2,748	3
Revolving credit facilities	4,721	8,390	(3,669)
Other	1,411	1,557	(146)

Total	$15,963	$19,760	$(3,797)

     Income taxes. In the first quarter of 2009, we recorded an income tax benefit of $4.9 million as compared to an income tax provision of $18.7 million in the first quarter of 2008. In the first quarter of 2009, we had loss before income taxes and noncontrolling interest of $10.8 million as compared to income of $50.0 million in the first quarter of 2008. Our effective tax rate increased to 45.3 percent in the first quarter of 2009 as compared to 37.4 percent in the first quarter of 2008 primarily due to the noncontrolling interest rate effect upon adoption of SFAS 160.
Capital Commitments, Capital Resources, and Liquidity
     Capital commitments
     Our primary needs for cash are:
•	Development, exploitation, and exploration of oil and natural gas properties;

•	Acquisitions of oil and natural gas properties;

•	Funding of working capital; and

•	Contractual obligations.
     Development, exploitation, and exploration of oil and natural gas properties. The following table summarizes our costs incurred (excluding asset retirement obligations) related to development, exploitation, and exploration activities for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Development and exploitation	$50,347	$57,372
Exploration	70,086	43,826

Total	$120,433	$101,198

     Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for the first quarter of 2009 yielded 34 gross (17.9 net) successful wells and no dry holes. Our exploration expenditures primarily relate to drilling exploratory wells, seismic costs, delay rentals, and geological and geophysical costs. Our exploration capital for the first quarter of 2009 yielded 23 gross (7.5 net) successful wells and one gross (1.0 net) dry hole.

ENCORE ACQUISITION COMPANY
     Acquisitions of oil and natural gas properties and leasehold acreage. The following table summarizes our costs incurred (excluding asset retirement obligations) related to oil and natural gas property acquisitions for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Acquisitions of proved property	$82	$14,781
Acquisitions of leasehold acreage	3,302	15,999

Total	$3,384	$30,780

     During the first quarter of 2009 and 2008, our capital expenditures for leasehold acreage totaled $3.3 million and $16.0 million, respectively, all of which related to the acquisition of unproved acreage in various areas.
     Funding of working capital. As of March 31, 2009 and December 31, 2008, our working capital (defined as total current assets less total current liabilities) was a negative $44.2 million and a positive $188.7 million, respectively. The decrease was primarily attributable to the monetization of certain of our 2009 oil derivative contracts and an increase in commodity prices at March 31, 2009 as compared to December 31, 2008, which negatively impacted the fair value of our outstanding commodity derivative contracts.
     For the remainder of 2009, we expect working capital to remain negative, primarily due to lower commodity prices for which we have not seen a corresponding decrease in service costs. We anticipate cash reserves to be close to zero because we intend to use any excess cash to fund capital obligations and reduce outstanding borrowings and related interest expense under our revolving credit facility. However, we have availability under our revolving credit facility to fund our obligations as they become due. We do not plan to pay cash dividends in the foreseeable future. Our production volumes, commodity prices, and differentials for oil and natural gas will be the largest variables affecting working capital. Our operating cash flow is determined in large part by production volumes and commodity prices. Assuming relatively stable commodity prices and constant or increasing production volumes, our operating cash flow should remain positive for the remainder of 2009.
     The Board approved a capital budget of $310 million for 2009, excluding proved property acquisitions. The level of these and other future expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions. We plan to finance our ongoing expenditures using internally generated cash flow and availability under our revolving credit facility.
     Off-balance sheet arrangements. We have no investments in unconsolidated entities or persons that could materially affect our liquidity or availability of capital resources. We have no off-balance sheet arrangements that are material to our financial position or results of operations.
     Contractual obligations. The following table illustrates our contractual obligations and commitments at March 31, 2009:

		Payments Due by Period
			Nine Months Ending	Years Ending	Years Ending
Contractual Obligations	Maturity		December 31,	December 31,	December 31,
and Commitments	Date	Total	2009	2010 - 2011	2012 - 2013	Thereafter
		(in thousands)
6.25% Senior Subordinated Notes (a)	4/15/2014	$201,563	$9,375	$18,750	$18,750	$154,688
6.0% Senior Subordinated Notes (a)	7/15/2015	417,000	9,000	36,000	36,000	336,000
7.25% Senior Subordinated Notes (a)	12/1/2017	247,875	10,875	21,750	21,750	193,500
Revolving credit facilities (a)	3/7/2012	571,608	8,402	22,405	540,801	—
Commodity derivative contracts (b)		—	—	—	—	—
Interest rate swaps		5,191	2,381	2,810	—	—
Capital lease obligations		1,630	349	932	349	—
Development commitments (c)		82,821	64,381	18,440	—	—
Operating leases and commitments (d)		16,474	2,932	7,577	5,965	—
Asset retirement obligations (e)		179,465	1,507	3,014	3,014	171,930

Total		$1,723,627	$109,202	$131,678	$626,629	$856,118

(a)	Includes principal and projected interest payments. Please read Note 8 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our long-term debt.

ENCORE ACQUISITION COMPANY

(b)	At March 31, 2009, our commodity derivative contracts were in a net asset position. With the exception of $16.6 million of deferred premiums on commodity derivative contracts, the ultimate settlement amounts of our commodity derivative contracts are unknown because they are subject to continuing market risk. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Notes 5 and 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.

(c)	Includes authorized purchases for work in process of $73.8 million and future minimum payments for drilling rig operations of $9.1 million. Also at March 31, 2009, we had approximately $163.6 million of authorized purchases not placed with vendors (authorized AFEs), which were not accrued and are excluded from the above table but are budgeted for and expected to be made unless circumstances change.

(d)	Includes office space and equipment obligations that have non-cancelable initial lease terms in excess of one year of $15.8 million and future minimum payments for other operating commitments of $0.6 million.

(e)	Represents the undiscounted future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal at the end of field life. Please read Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our asset retirement obligations.
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
     The marketing of our CCA oil production is mainly dependent on transportation through the Bridger, Poplar, and Butte pipelines to markets in the Guernsey, Wyoming area. Alternative transportation routes and markets have been developed by moving a portion of the crude oil production through the Enbridge Pipeline to the Clearbrook, Minnesota hub. To a lesser extent, our production also depends on transportation through the Platte Pipeline to Wood River, Illinois as well as other pipelines connected to the Guernsey, Wyoming area. While shipments on the Platte Pipeline are oversubscribed and subject to apportionment, we have been allocated sufficient pipeline capacity to move our crude oil production. An expansion of the Enbridge Pipeline was completed in early 2008, which moved the total Rockies area pipeline takeaway closer to a balancing point with increasing production volumes and thereby provided greater stability to oil differentials in the area. In spite of the increase in capacity, the Enbridge Pipeline continues to run at full capacity and is scheduled to complete an additional expansion by the beginning of 2010. However, further restrictions on available capacity to transport oil through any of the above-mentioned pipelines, any other pipelines, or any refinery upsets could have a material adverse effect on our production volumes and the prices we receive for our production.
     The difference between NYMEX market prices and the price received at the wellhead for oil and natural gas production is commonly referred to as a differential. In recent years, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have affected this differential. We cannot accurately predict future oil and natural gas differentials. Increases in the percentage differential between the NYMEX price for oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial position, and cash flows.
     Capital resources
     Cash flows from operating activities. Cash provided by operating activities increased $319.9 million from $131.7 million for the first quarter of 2008 to $451.6 million for the first quarter of 2009, primarily due to the unwinding of certain of our 2009 oil derivative contracts and decreased settlements paid under our commodity derivative contracts as a result of lower average commodity prices in the first quarter of 2009 as compared to the first quarter of 2008, partially offset by a decrease in our production margin.
     Cash flows from investing activities. Cash used in investing activities increased $22.7 million from $138.4 million in the first quarter of 2008 to $161.1 million in the first quarter of 2009, primarily due to a $55.3 million increase in amounts paid to develop oil and natural gas properties, partially offset by a $21.3 million decrease in amounts paid to acquire oil and natural gas properties and a $10.6 million decrease in the net amount advanced to working interest partners. During the first quarter of 2009, we collected $1.7 million (net of advancements) from ExxonMobil for their portion of costs incurred drilling wells under the joint development agreement. During the first quarter of 2008, we advanced $9.0 million (net of collections) to ExxonMobil for their portion of costs incurred drilling wells under the joint development agreement.
     Cash flows from financing activities. Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt and repurchases of our common stock. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.

ENCORE ACQUISITION COMPANY
     During the first quarter of 2009, we used net cash of $269.1 million in financing activities, including net repayments on revolving credit facilities of $187 million, payments for deferred commodity premiums of $68.6 million, and ENP distributions to non-affiliate unitholders of $6.1 million. Net repayments decreased the outstanding borrowings under revolving credit facilities from $725 million at December 31, 2008 to $538 million at March 31, 2009.
     In October 2008, we announced that the Board approved a share repurchase program authorizing us to repurchase up to $40 million of our common stock. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. The share repurchase program will be funded using our available cash. As of March 31, 2009, we had repurchased and retired 620,265 shares of our outstanding common stock for approximately $17.2 million, or an average price of $27.68 per share, under the share repurchase program. During the first quarter of 2009, we did not repurchase any shares of our outstanding common stock under the share repurchase program. As of March 31, 2009, approximately $22.8 million of our common stock remained authorized for repurchase.
     During the first quarter of 2008, we received net cash of $5.2 million from financing activities, including net borrowings on revolving credit facilities of $54 million, partially offset by $39.1 million of share repurchases and payments for deferred commodity premiums of $8.5 million.
     Liquidity
     Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our revolving credit facility. We also have the ability to adjust the level of our capital expenditures. We may use other sources of capital, including the issuance of debt or equity securities, to fund acquisitions or maintain our financial flexibility. We believe that our internally generated cash flows and availability under our revolving credit facility will be sufficient to fund our planned capital expenditures for the foreseeable future. However, should commodity prices decline or the capital markets remain tight, the borrowing capacity under our revolving credit facilities could be adversely affected. In the event of a reduction in the borrowing base under our revolving credit facilities, we do not believe it will result in any required prepayments of indebtedness.
     We plan to make substantial capital expenditures in the future for the acquisition, exploitation, and development of oil and natural gas properties. We intend to finance these capital expenditures with cash flows from operations. We intend to finance our acquisition and future development and exploitation activities with a combination of cash flows from operations and issuances of debt, equity, or a combination thereof.
     Issuance of 9.5% Senior Subordinated Notes Due 2016. On April 27, 2009, we issued $225 million of our 9.50% Senior Subordinated Notes due 2016 (the “9.5% Notes”), at 92.228 percent of par value. We received net proceeds of approximately $202.7 million, after deducting the underwriters’ discounts and commissions of $4.5 million and offering expenses of approximately $0.4 million, which were used to reduce outstanding borrowings under the EAC Credit Agreement. Interest on the 9.5% Notes is due semi-annually on May 1 and November 1, beginning November 1, 2009. The 9.5% Notes mature on May 1, 2016.
     Internally generated cash flows. Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices. During the first quarter of 2009, our average realized oil and natural gas prices decreased by 60 percent as compared to the first quarter of 2008. Realized oil and natural gas prices fluctuate widely in response to changing market forces. For the first quarter of 2009, approximately 66 percent of our production was oil as compared to 72 percent for the first quarter of 2008. As previously discussed, our oil wellhead differentials during the first quarter of 2009 deteriorated as compared to the first quarter of 2008, negatively impacting the prices we received for our oil production. If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, and availability under our revolving credit facility may be adversely impacted. Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity.
     Revolving credit facilities. The syndicate of lenders underwriting our revolving credit facility includes 32 banking and other financial institutions, and the syndicate of lenders underwriting ENP’s revolving credit facility includes 13 banking and other financial institutions. None of the lenders are underwriting more than eight percent of the respective total commitment. We believe the large number of lenders, the relatively small percentage participation of each, and the relatively high level of availability under each facility provides adequate diversity and flexibility should further consolidation occur within the financial services industry.

ENCORE ACQUISITION COMPANY
     Encore Acquisition Company Senior Secured Credit Agreement
     In March 2007, we entered into a five-year amended and restated credit agreement (as amended, the “EAC Credit Agreement”) with a bank syndicate including Bank of America, N.A. and other lenders. The EAC Credit Agreement matures on March 7, 2012. Effective February 7, 2008, we amended the EAC Credit Agreement to, among other things, provide that certain negative covenants in the EAC Credit Agreement restricting hedge transactions do not apply to any oil and natural gas hedge transaction that is a floor or put transaction not requiring any future payments or delivery by us or any of our restricted subsidiaries. Effective March 10, 2009, we amended the EAC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the EAC Credit Agreement. The EAC Credit Agreement provides for revolving credit loans to be made to us from time to time and letters of credit to be issued from time to time for the account of us or any of our restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the EAC Credit Agreement is $1.25 billion. Availability under the EAC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on April 1 and October 1 and upon requested special redeterminations. In March 2009, the borrowing base of our revolving credit facility was reaffirmed at $1.1 billion before an adjustment of $200 million solely as a result of the monetization of certain of our 2009 oil derivative contracts during the first quarter of 2009. The provisions of the EAC Credit Agreement require the borrowing base to be reduced by 33 1/3 percent of the principal amount of the 9.5% Notes. As a result, the borrowing base on the EAC Credit Agreement was reduced to $825 million in April 2009. The reductions in the borrowing base under the EAC Credit Agreement did not result in any required prepayments of indebtedness.
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

	Applicable Margin for	Applicable Margin for
Ratio of Total Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.750%	0.500%
Greater than or equal to .50 to 1 but less than .75 to 1	2.000%	0.750%
Greater than or equal to .75 to 1 but less than .90 to 1	2.250%	1.000%
Greater than or equal to .90 to 1	2.500%	1.250%
     The “Eurodollar Rate” for any interest period (either one, two, three, or six months, as selected by EAC) is the rate equal to the British Bankers Association LIBOR Rate for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) except during a “LIBOR Unavailability Period,” the “Eurodollar Rate” (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     Any outstanding letters of credit reduce the availability under the EAC Credit Agreement. Borrowings under the EAC Credit Agreement may be repaid from time to time without penalty.
     The EAC Credit Agreement contains covenants that, among others, include:
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

ENCORE ACQUISITION COMPANY
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
     We incur a commitment fee on the unused portion of the EAC Credit Agreement determined based on the ratio of amounts outstanding under the EAC Credit Agreement to the borrowing base in effect on such date. The following table summarizes the commitment fee percentage under the EAC Credit Agreement:

Commitment
Ratio of Total Outstanding Borrowings to Borrowing Base	Fee Percentage
Less than .90 to 1	0.375%
Greater than or equal to .90 to 1	0.500%
     On March 31, 2009, there were $353 million of outstanding borrowings and $547 million of borrowing capacity under the EAC Credit Agreement. On April 28, 2009, there were $330 million of outstanding borrowings and $495 million of borrowing capacity under the EAC Credit Agreement.
     Encore Energy Partners Operating LLC Credit Agreement
     In March 2007, OLLC entered into a five-year credit agreement (as amended, the “OLLC Credit Agreement”) with a bank syndicate including Bank of America, N.A. and other lenders. The OLLC Credit Agreement matures on March 7, 2012. Effective March 10, 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $300 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on April 1 and October 1 and upon requested special redeterminations. In March 2009, the borrowing base under the OLLC Credit Agreement was redetermined with no change. As of March 31, 2009, the borrowing base was $240 million.
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

	Applicable Margin for	Applicable Margin for
Ratio of Total Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.750%	0.750%
Greater than or equal to .50 to 1 but less than .75 to 1	2.000%	0.750%
Greater than or equal to .75 to 1 but less than .90 to 1	2.250%	1.000%
Greater than or equal to .90 to 1	2.500%	1.250%
     The “Eurodollar Rate” for any interest period (either one, two, three, or six months, as selected by ENP) is the rate equal to the British Bankers Association LIBOR Rate for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) except during a “LIBOR Unavailability Period,” the “Eurodollar Rate” (for dollar deposits for a one-month term) for such day plus 1.0 percent.

ENCORE ACQUISITION COMPANY
     Any outstanding letters of credit reduce the availability under the OLLC Credit Agreement. Borrowings under the OLLC Credit Agreement may be repaid from time to time without penalty.
     The OLLC Credit Agreement contains covenants that, among others, include:
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
     OLLC incurs a commitment fee on the unused portion of the OLLC Credit Agreement determined based on the ratio of amounts outstanding under the OLLC Credit Agreement to the borrowing base in effect on such date. The following table summarizes the commitment fee percentage under the OLLC Credit Agreement:

Commitment
Ratio of Total Outstanding Borrowings to Borrowing Base	Fee Percentage
Less than .90 to 1	0.375%
Greater than or equal to .90 to 1	0.500%
     On March 31, 2009, there were $185 million of outstanding borrowings and $55 million of borrowing capacity under the OLLC Credit Agreement. On April 28, 2009, there were $176 million of outstanding borrowings and $64 million of borrowing capacity under the OLLC Credit Agreement.
     Please read Note 8 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our long-term debt.
     Debt covenants. At March 31, 2009, we and ENP were in compliance with all debt covenants.
     Capitalization. At March 31, 2009, we had total assets of $3.4 billion and total capitalization of $2.6 billion, of which 57 percent was represented by equity and 43 percent by long-term debt. At December 31, 2008, we had total assets of $3.6 billion and total capitalization of $2.8 billion, of which 53 percent was represented by equity and 47 percent by long-term debt. The percentages of our capitalization represented by equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.

ENCORE ACQUISITION COMPANY
Critical Accounting Policies and Estimates
     Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2008 Annual Report on Form 10-K for additional information regarding our critical accounting policies and estimates.
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
     The information included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including commodity price risk and interest rate risk.
Commodity Price Sensitivity
     Our commodity derivative contracts are discussed in Notes 5 and 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” The counterparties to our commodity derivative contracts are a diverse group comprising seven institutions, all of which are currently rated A or better by Standard & Poor’s and/or Fitch, with the majority rated AA- or better. As of March 31, 2009, the fair market value of our oil derivative contracts was a net asset of approximately $95.6 million. As of March 31, 2009, the fair market value of our natural gas derivative contracts was a net asset of approximately $29.3 million. These amounts exclude deferred premiums of $16.6 million that are not subject to changes in commodity prices. Based on our open commodity derivative positions at March 31, 2009, a 10 percent increase in the respective NYMEX prices for oil and natural gas would decrease our net commodity derivative asset by approximately $12.7 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would increase our net commodity derivative asset by approximately $13.8 million.
Interest Rate Sensitivity
     Our long-term debt is discussed in Note 8 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” At March 31, 2009, we had total long-term debt of $1.1 billion, net of discount of $5.0 million. Of this amount, $150 million bears interest at a fixed rate of 6.25 percent, $300 million bears interest at a fixed rate of 6.0 percent, and $150 million bears interest at a fixed rate of 7.25 percent. The remaining long-term debt balance of $538 million as of March 31, 2009 consisted of outstanding borrowings under revolving credit facilities, which are subject to floating market rates of interest that are linked to LIBOR.
     At this level of floating rate debt, if LIBOR increased by 10 percent, we would incur an additional $1.1 million of interest expense per year on revolving credit facilities, and if LIBOR decreased by 10 percent, we would incur $1.1 million less. Additionally, if the discount rates on our senior notes increased by 10 percent, we estimate the fair value of our fixed rate debt at March 31, 2009 would increase from approximately $437.8 million to approximately $454.0 million, and if the discount rates on our senior notes decreased by 10 percent, we estimate the fair value would decrease to approximately $421.6 million.
     ENP’s interest rate swaps are discussed in Notes 5 and 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” As of March 31, 2009, the fair market value of ENP’s interest rate swaps was a net liability of approximately $5.2 million. If LIBOR increased by 10 percent, we estimate the liability would decrease to approximately $4.8 million, and if LIBOR decreased by 10 percent, we estimate the liability would increase to approximately $5.5 million.

ENCORE ACQUISITION COMPANY
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to ongoing legal proceedings in the ordinary course of business. Management does not believe the result of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, or liquidity.
Item 1A. Risk Factors
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations. The risks described in our 2008 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties currently unknown to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     In October 2008, the Board approved a share repurchase program authorizing us to repurchase up to $40 million of our common stock. As of March 31, 2009, we had repurchased and retired 620,265 shares of our outstanding common stock for approximately $17.2 million, or an average price of $27.68 per share, under the share repurchase program. During the first quarter of 2009, we did not repurchase any shares of our outstanding common stock under the share repurchase program. As of March 31, 2009, approximately $22.8 million of our common stock remained authorized for repurchase.
     The following table summarizes purchases of our common stock during the first quarter of 2009:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Month	Purchased	Paid per Share	or Programs	Plans or Programs
January	—	$—	—
February (a)	111,353	$26.45	—
March	—	$—	—

Total	111,353	$26.45	—	$22,830,139

(a)	Certain employees directed us to withhold 111,353 shares of common stock to satisfy minimum tax withholding obligations in conjunction with the vesting of restricted stock awards.

ENCORE ACQUISITION COMPANY
Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Encore Acquisition Company (incorporated by reference to Exhibit 3.1 of EAC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 7, 2001).
3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Encore Acquisition Company (incorporated by reference to Exhibit 3.1.2 of EAC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 5, 2005).
3.1.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Encore Acquisition Company (incorporated by reference to Exhibit 3.1 of EAC’s Current Report on Form 8-K, filed with the SEC on October 31, 2008).
3.2	Second Amended and Restated Bylaws of Encore Acquisition Company (incorporated by reference to Exhibit 3.2 of EAC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 7, 2001).
4.1	Indenture, dated as of November 16, 2005, among Encore Acquisition Company and Wells Fargo Bank, National Association with respect to Subordinated Debt Securities (incorporated by reference from Exhibit 4.1 to EAC’s Current Report on Form 8-K, filed with the SEC on November 23, 2005).
4.2	Third Supplemental Indenture, dated as of April 27, 2009, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 9.50% Senior Subordinated Notes due 2016 (incorporated by reference from Exhibit 4.2 to EAC’s Current Report on Form 8-K, filed with the SEC on April 28, 2009).
4.3	Form of 9.50% Senior Subordinated Note due 2016 (included as Exhibit A to Exhibit 4.2 above).
10.1	Third Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2009, by and among Encore Acquisition Company, Encore Operating, L.P., Bank of America, N.A., as administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of EAC’s Current Report on Form 8-K, filed with the SEC on March 11, 2009).
10.2	Second Amendment to Credit Agreement, dated as of March 10, 2009, by and among Encore Energy Partners LP, Encore Energy Partners Operating LLC, Bank of America, N.A., as administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on March 11, 2009).
10.2*+	Form of Stock Option Agreement — Nonqualified.
10.3*+	Form of Stock Option Agreement — Incentive.
10.4*+	Form of Restricted Stock Award — Executive.
31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer).
32.1*	Section 1350 Certification (Principal Executive Officer).
32.2*	Section 1350 Certification (Principal Financial Officer).
99.1*	Statement showing computation of ratios of earnings to fixed charges.

*	Filed herewith.

+	Management contract or compensatory plan, contract, or arrangement.

ENCORE ACQUISITION COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE ACQUISITION COMPANY
Date: May 5, 2009	/s/ Andrea Hunter
Andrea Hunter
Vice President, Controller, and Principal Accounting Officer (Duly Authorized Signatory)