Form 10-Q
period 2009-09-30
ENCORE ACQUISITION CO
filed 2009-11-02
CIK 1125057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes ☐       No ☑

Number of shares of common stock, $0.01 par value, outstanding as of October 27, 2009	55,541,823

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
•	ASC. FASB Accounting Standards Codification.

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of nine Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	Completion. The installation of permanent equipment for the production of hydrocarbons.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of petroleum accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Delay Rentals. Fees paid to the lessor of an oil and natural gas lease during the primary term of the lease prior to the commencement of production from a well.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	Dry Hole or Unsuccessful Well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production costs.

•	EAC. Encore Acquisition Company, a publicly traded Delaware corporation, together with its subsidiaries.

•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.

•	Exploratory Well. A well drilled to find and produce hydrocarbons in an unproved area, to find a new reservoir in a field previously producing hydrocarbons in another reservoir, or to extend a known reservoir.

•	FASB. Financial Accounting Standards Board.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

•	GAAP. Accounting principles generally accepted in the United States.

•	Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

•	Lease Operating Expense (“LOE”). All direct and allocated indirect costs of producing hydrocarbons after the completion of drilling and before the commencement of production. Such costs include labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.

•	Net Production. Production owned by an entity less royalties, net profits interests, and production due others.

•	Net Profits Interest. An interest that entitles the owner to a specified share of net profits from the production of hydrocarbons.

•	NYMEX. New York Mercantile Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, development, and production of a well or lease.

•	Production Margin. Wellhead revenues less production costs.

•	Production Taxes. Production expense attributable to production, ad valorem, and severance taxes.

•	Productive Well or Successful Well. A well capable of producing hydrocarbons in commercial quantities, including natural

ii

ENCORE ACQUISITION COMPANY
gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

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
·

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENCORE ACQUISITION COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,683	$2,039
Accounts receivable, net of allowance for doubtful accounts of $434 and $381, respectively	104,980	117,995
Current portion of long-term receivables	8,325	11,070
Inventory	24,593	24,798
Derivatives	51,974	349,344
Income taxes	9,801	29,445
Other	7,310	6,239

Total current assets	213,666	540,930

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	4,146,881	3,538,459
Unproved properties	104,931	124,339
Accumulated depletion, depreciation, and amortization	(985,349)	(771,564)

	3,266,463	2,891,234

Other property and equipment	28,598	25,192
Accumulated depreciation	(16,100)	(12,753)

	12,498	12,439

Goodwill	60,606	60,606
Derivatives	47,694	38,497
Long-term receivables, net of allowance for doubtful accounts of $13,725 and $7,643, respectively	53,454	60,915
Other	59,433	28,574

Total assets	$3,713,814	$3,633,195

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,412	$10,017
Accrued liabilities:
Lease operating	18,115	19,108
Development capital	48,266	79,435
Interest	21,839	11,808
Production, ad valorem, and severance taxes	34,475	25,133
Compensation	9,434	16,216
Derivatives	37,238	63,476
Oil and natural gas revenues payable	16,658	10,821
Deferred taxes	63,968	105,768
Other	15,202	10,470

Total current liabilities	275,607	352,252

Derivatives	39,370	8,922
Future abandonment cost, net of current portion	51,664	48,058
Deferred taxes	431,075	416,915
Long-term debt	1,243,496	1,319,811
Other	3,837	3,989

Total liabilities	2,045,049	2,149,947

Commitments and contingencies (see Note 15)

Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 144,000,000 shares authorized, 54,621,701 and 51,551,937 issued and outstanding, respectively	546	516
Additional paid-in capital	666,386	525,763
Treasury stock, at cost, none and 4,753 shares, respectively	—	(101)
Retained earnings	728,299	789,698
Accumulated other comprehensive loss	(1,184)	(1,748)

Total EAC stockholders’ equity	1,394,047	1,314,128
Noncontrolling interest	274,718	169,120

Total equity	1,668,765	1,483,248

Total liabilities and equity	$3,713,814	$3,633,195

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Oil	$152,949	$268,543	$374,915	$776,001
Natural gas	32,168	66,772	86,908	182,973
Marketing	887	2,163	2,008	8,740

Total revenues	186,004	337,478	463,831	967,714

Expenses:
Production:
Lease operating	38,141	48,966	122,817	130,013
Production, ad valorem, and severance taxes	19,222	33,350	48,074	95,845
Depletion, depreciation, and amortization	72,627	58,545	217,361	159,114
Impairment of long-lived assets	—	26,292	—	26,292
Exploration	16,668	13,381	43,801	30,462
General and administrative	13,270	15,303	40,743	36,549
Marketing	358	1,855	1,612	9,362
Derivative fair value loss (gain)	(13,256)	(239,435)	(741)	82,093
Other operating	8,241	4,073	29,419	9,805

Total expenses	155,271	(37,670)	503,086	579,535

Operating income (loss)	30,733	375,148	(39,255)	388,179

Other income (expenses):
Interest	(21,920)	(18,124)	(57,009)	(54,669)
Other	600	1,553	1,811	3,090

Total other expenses	(21,320)	(16,571)	(55,198)	(51,579)

Income (loss) before income taxes	9,413	358,577	(94,453)	336,600
Income tax benefit (provision)	(11,189)	(121,184)	25,254	(118,595)

Consolidated net income (loss)	(1,776)	237,393	(69,199)	218,005
Less: net loss (income) attributable to noncontrolling interest	(3,223)	(31,086)	9,669	(16,198)

Net income (loss) attributable to EAC stockholders	$(4,999)	$206,307	$(59,530)	$201,807

Net income (loss) per common share:
Basic	$(0.10)	$3.88	$(1.15)	$3.78
Diluted	$(0.10)	$3.77	$(1.15)	$3.67

Weighted average common shares outstanding:
Basic	52,349	52,258	51,964	52,466
Diluted	52,349	52,979	51,964	53,134
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY
CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	EAC Stockholders
	Issued						Accumulated
	Shares of		Additional	Shares of			Other
	Common	Common	Paid-in	Treasury	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Stock	Stock	Earnings	Loss	Interest	Equity
Balance at December 31, 2008	51,557	$516	$525,763	(5)	$(101)	$789,698	$(1,748)	$169,120	$1,483,248
Exercise of stock options and vesting of restricted stock	430	3	37	—	—	—	—	—	40
Net proceeds from issuance of common stock	2,750	27	100,663	—	—	—	—	—	100,690
Purchase of treasury stock	—	—	—	(111)	(2,961)	—	—	—	(2,961)
Cancellation of treasury stock	(116)	—	(1,193)	116	3,062	(1,869)	—	—	—
Non-cash equity-based compensation	—	—	11,308	—	—	—	—	117	11,425
ENP cash distributions to noncontrolling interest	—	—	—	—	—	—	—	(24,629)	(24,629)
Net proceeds from ENP issuance of common units	—	—	—	—	—	—	—	169,945	169,945
Adjustment to reflect gain on ENP issuance of common units	—	—	29,691	—	—	—	—	(29,691)	—
Other	—	—	117	—	—	—	—	—	117
Components of comprehensive loss:
Consolidated net loss	—	—	—	—	—	(59,530)	—	(9,669)	(69,199)
Change in deferred hedge loss on interest rate swaps, net of tax of $256	—	—	—	—	—	—	564	(475)	89

Total comprehensive loss									(69,110)

Balance at September 30, 2009	54,621	$546	$666,386	—	$—	$728,299	$(1,184)	$274,718	$1,668,765

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ACQUISITION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Consolidated net income (loss)	$(69,199)	$218,005
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	217,361	159,114
Impairment of long-lived assets	—	26,292
Non-cash exploration expense	42,374	27,699
Deferred taxes	(25,903)	109,653
Non-cash equity-based compensation expense	9,761	9,963
Non-cash derivative loss	105,757	38,203
Loss (gain) on disposition of assets	26	(691)
Other	17,992	7,349
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	37,719	(31,135)
Current derivatives	256,261	(12,196)
Other current assets	12,565	(30,745)
Long-term derivatives	—	(7,028)
Other assets	(413)	(2,094)
Accounts payable	5,511	(2,476)
Other current liabilities	24,563	20,581
Other noncurrent liabilities	(1,222)	(1,507)

Net cash provided by operating activities	633,153	528,987

Cash flows from investing activities:
Proceeds from disposition of assets	5,205	1,230
Purchases of other property and equipment	(3,576)	(2,416)
Acquisition of oil and natural gas properties	(423,959)	(116,767)
Development of oil and natural gas properties	(293,443)	(384,864)
Net collections from (advances to) working interest partners	5,457	(33,277)

Net cash used in investing activities	(710,316)	(536,094)

Cash flows from financing activities:
Repurchase and retirement of common stock	—	(50,000)
Exercise of stock options and vesting of restricted stock, net of treasury stock purchases	(2,921)	799
Proceeds from long-term debt, net of issuance costs	590,090	1,070,238
Payments on long-term debt	(676,000)	(974,500)
Proceeds from EAC issuance of common stock, net of offering costs	100,690	—
ENP cash distributions to noncontrolling interest	(24,629)	(19,525)
Proceeds from ENP issuance of common units, net of offering costs	170,149	—
Payments of deferred commodity derivative contract premiums	(70,456)	(30,822)
Change in cash overdrafts	(5,116)	13,040

Net cash provided by financing activities	81,807	9,230

Increase in cash and cash equivalents	4,644	2,123
Cash and cash equivalents, beginning of period	2,039	1,704

Cash and cash equivalents, end of period	$6,683	$3,827

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
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, EAC’s financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. All adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for an entire year.
     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in EAC’s 2008 Annual Report on Form 10-K.
Noncontrolling Interest
     As of September 30, 2009 and December 31, 2008, EAC owned approximately 46 percent and 63 percent, respectively, of ENP’s common units. EAC also owns 100 percent of Encore Energy Partners GP LLC (“GP LLC”), a Delaware limited liability company and indirect wholly owned non-guarantor subsidiary of EAC, which is ENP’s general partner. Considering the presumption of control of GP LLC in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (ASC 810-20), the financial position, results of operations, and cash flows of ENP are fully consolidated with those of EAC.
     As presented in the accompanying Consolidated Balance Sheets, “Noncontrolling interest” as of September 30, 2009 and December 31, 2008 of approximately $274.7 million and $169.1 million, respectively, represents third-party partnership interests in ENP. As presented in the accompanying Consolidated Statements of Operations, “Net income attributable to noncontrolling interest” for the three months ended September 30, 2009 of approximately $3.2 million, “Net loss attributable to noncontrolling interest” for the nine months ended September 30, 2009 of approximately $9.7 million, and “Net income attributable to noncontrolling interest” for the three and nine months ended September 30, 2008 of approximately $31.1 million and $16.2 million, respectively, represents the net income or loss of ENP attributable to third-party partners.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table summarizes the effects of changes in EAC’s partnership interest in ENP on EAC’s equity for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss) attributable to EAC stockholders	$(4,999)	$206,307	$(59,530)	$201,807

Transfer from (to) noncontrolling interest:
Increase in EAC’s paid-in capital for ENP’s issuance of 283,700 common units in connection with acquisition of net profits interest in certain Crockett County properties	—	—	—	3,458
Increase in EAC’s paid-in capital for ENP’s issuance of 2,760,000 common units in public offering	—	—	9,312	—
Increase in EAC’s paid-in capital for ENP’s issuance of 9,430,000 common units in public offering	20,379	—	20,379	—

Net transfer from noncontrolling interest	20,379	—	29,691	3,458

Change from net income (loss) attributable to EAC stockholders and transfers from (to) noncontrolling interest	$15,380	$206,307	$(29,839)	$205,265

Supplemental Disclosures of Non-cash Investing and Financing Activities
     The following table sets forth supplemental disclosures of non-cash investing and financing activities for the periods indicated:

	Nine months ended September 30,
	2009	2008
	(in thousands)
Non-cash investing and financing activities:
Deferred premiums on commodity derivative contracts	$44,907	$53,387
ENP’s issuance of common units in connection with acquisition of net profits interest in certain Crockett County properties	—	5,748
Allowance for Doubtful Accounts
     During the three and nine months ended September 30, 2009, EAC recorded an allowance for doubtful accounts of approximately $2.4 million and $7.1 million, respectively, primarily related to balances due from ExxonMobil Corporation (“ExxonMobil”) in connection with EAC’s joint development agreement, which are included in “Other operating expense” in the accompanying Consolidated Statements of Operations. The following table summarizes the changes in the allowance for doubtful accounts for the nine months ended September 30, 2009 (in thousands):

Allowance for doubtful accounts at January 1, 2009	$8,024
Bad debt expense	7,116
Write off	(981)

Allowance for doubtful accounts at September 30, 2009	$14,159

     As of September 30, 2009, $0.4 million of EAC’s allowance for doubtful accounts was current and $13.7 million was long-term.
Reclassifications
     Certain amounts in prior periods have been reclassified to conform to the current period presentation. In particular, certain amounts in the Consolidated Financial Statements have been either combined or classified in more detail.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
FASB Launches Accounting Standards Codification
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact EAC’s results of operations or financial condition.
     Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or EITF Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification.
     The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies, including EAC, reference GAAP in their financial statements and in their significant accounting policies. EAC implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.
New Accounting Pronouncements
FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2” or ASC 820.10)
     In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or ASC 820-10) for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). EAC elected a partial deferral of SFAS 157 (ASC 820-10) for all instruments within the scope of FSP FAS 157-2 (ASC 820-10), including, but not limited to, its asset retirement obligations and indefinite lived assets. FSP FAS 157-2 (ASC 820-10) was prospectively effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 157-2 (ASC 820-10) on January 1, 2009 did not have a material impact on EAC’s results of operations or financial condition. Please read “Note 6. Fair Value Measurements” for additional discussion.
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R” or ASC 805)
     In December 2007, the FASB issued SFAS 141R, which replaces SFAS No. 141, “Business Combinations” (ASC 805). SFAS 141R (ASC 805) establishes principles and requirements for the acquiror in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141R-1” or ASC 805), which amends and clarifies SFAS 141R (ASC 805) to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R (ASC 805) and FSP FAS 141R-1 (ASC 805) were prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R (ASC 805) and FSP FAS 141R-1 (ASC 805) on January 1, 2009 did not impact EAC’s results of operations or financial condition. However, the application of SFAS 141R (ASC 805) and FSP FAS 141R-1 (ASC 805) to future acquisitions could impact EAC’s results of operations and financial condition and the reporting of acquisitions in the consolidated financial statements.
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160” or ASC 810-10-65-1)
     In December 2007, the FASB issued SFAS 160 (ASC 810-10-65-1), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ASC 810-10, 860-10-60-1, 850-10-60, 970-810-25-1, 958-810-60, and 505-10), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 (ASC 810-10-65-1) was prospectively effective for financial statements issued for fiscal years beginning on or after December 15,

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
2008, except for the presentation and disclosure requirements which were retrospectively effective. SFAS 160 (ASC 810-10-65-1) clarifies that a noncontrolling interest in a subsidiary, which was often referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 (ASC 810-10-65-1) requires consolidated net income to be reported for the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of operations and gains or losses on a subsidiaries’ issuance of equity to be accounted for as capital transactions. The adoption of SFAS 160 (ASC 810-10-65-1) on January 1, 2009 did not have a material impact on EAC’s results of operations or financial condition; however, it did impact the presentation of noncontrolling interest in the accompanying Consolidated Financial Statements.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161” or ASC 815-10-65-1)
     In March 2008, the FASB issued SFAS 161 (ASC 815-10-65-1), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133” or ASC 815), to require enhanced disclosures, including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 (ASC 815) and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 (ASC 815-10-65-1) was prospectively effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 161 (ASC 815-10-65-1) on January 1, 2009 required additional disclosures regarding EAC’s derivative instruments; however, it did not impact EAC’s results of operations or financial condition. Please read “Note 6. Fair Value Measurements” for additional discussion.
FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1” or ASC 260-10)
     In June 2008, the FASB issued FSP EITF 03-6-1 (ASC 260-10), which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic earnings per share (“EPS”) under the two-class method prescribed by SFAS No. 128, “Earnings per Share” (“SFAS 128” or ASC 260-10). FSP EITF 03-6-1 (ASC 260-10) was retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 (ASC 260-10) on January 1, 2009 did not have a material impact on EAC’s EPS calculations. In the accompanying Consolidated Financial Statements, periods prior to the adoption of FSP EITF 03-6-1 (ASC 260-10) have been restated to calculate EPS in accordance with this pronouncement. Please read “Note 11. Earnings Per Share” for additional discussion.
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
FSP No. FAS 107-1 and APB 28-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FSP FAS 107-1 and APB 28-1” or ASC 825-10-65-1)
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 (ASC 825-10-65-1), which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 (ASC 825-10-65-1) was prospectively effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 (ASC 825-10-65-1) on June 30, 2009 required additional disclosures regarding EAC’s

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
financial instruments; however, it did not impact EAC’s results of operations or financial condition. Please read “Note 6. Fair Value Measurements” for additional discussion.
SFAS No. 165, “Subsequent Events” (“SFAS 165” or ASC 855-10)
     In June 2009, the FASB issued SFAS 165 (ASC 855-10) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, SFAS 165 (ASC 855-10) sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 (ASC 855-10) was prospectively effective for financial statements issued for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 (ASC 855-10) on June 30, 2009 did not impact EAC’s results of operations or financial condition.
ASU No. 2009-05, “Fair Value Measurement and Disclosure: Measuring Liabilities at Fair Value” (“ASU 2009-05” or ASC 820-10)
     In August 2009, the FASB issued ASU 2009-05 (ASC 820-10) to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, ASU 2009-05 specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. ASU 2009-05 (ASC 820-10) is prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The adoption of ASU 2009-05 (ASC 820-10) on December 31, 2009 will not impact EAC’s results of operations or financial condition.
Note 3. Acquisitions
Acquisitions from EXCO
     In August 2009, Encore Operating acquired certain oil and natural gas properties and related assets in the Mid-Continent and East Texas from EXCO Resources, Inc. (together with its affiliates, “EXCO”) for approximately $357.0 million in cash, substantially all of which are proved producing. The operations of these properties have been included with those of EAC from the date of acquisition forward. EAC financed the acquisitions through borrowings under its revolving credit facilities and proceeds from the issuance of ENP common units to the public. A portion of the properties acquired in the EXCO acquisition and the sale of properties to ENP in August 2009, as discussed in “Note 17. ENP,” qualified as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, and I.R.S. Revenue Procedure 2000-37.
CO2 Supply Agreement
     In July 2009, EAC acquired contract rights for $24 million in cash, which procures a CO2 supply to be used for a tertiary oil recovery project in EAC’s Bell Creek Field. The initial term of the contract is 15 years. The contract is classified as an intangible asset and is included in “Other” assets in the accompanying Consolidated Balance Sheet as of September 30, 2009.
Note 4. Inventory
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

	September 30,	December 31,
	2009	2008
	(in thousands)
Materials and supplies	$17,592	$15,933
Oil in pipelines	7,001	8,865

Total inventory	$24,593	$24,798

     During the three and nine months ended September 30, 2009, EAC recorded a lower of cost or market adjustment of approximately $0.7 million and $6.5 million, respectively, to the carrying value of pipe and other tubular inventory whose market value had declined below cost, which are included in “Other operating expense” in the accompanying Consolidated Statements of Operations.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 5. Proved Properties
     Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(in thousands)
Proved leasehold costs	$1,775,500	$1,421,859
Wells and related equipment — Completed	2,336,717	1,943,275
Wells and related equipment — In process	34,664	173,325

Total proved properties	$4,146,881	$3,538,459

     EAC follows FSP No. 19-1 “Accounting for Suspended Well Costs” (“FSP 19-1” or ASC 932), which permits the continued capitalization of exploratory well costs beyond one year if the well found a sufficient quantity of reserves to justify its completion as a producing well or the entity is making sufficient progress towards assessing the reserves and the economic and operating viability of the project. The following table reflects the net changes in capitalized exploratory well costs during the periods indicated, and does not include amounts that were capitalized and subsequently expensed in the same period.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(in thousands)
Beginning balance	$28,948	$18,220
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,456	4,588
Reclassification to proved property and equipment based on the determination of proved reserves	(20,201)	(15,054)
Capitalized exploratory well costs charged to expense	(5,614)	(3,165)

Total	$4,589	$4,589

     The following table provides an aging, as of the dates indicated, of capitalized exploratory well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year:

	September 30,	December 31,
	2009	2008
	(in thousands, except project counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$2,755	$18,220
More than one year	1,834	—

Total	$4,589	$18,220

Number of projects with exploratory well costs that have been suspended for a period of greater than one year	1	0

     The following table provides an aging of gross capitalized costs of exploration projects with exploratory well costs which have been suspended for more than one year as of September 30, 2009:

	Total	2009	2008
	(in thousands)
Tuscaloosa Marine Shale	$1,834	$1,834	$—

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 6. Fair Value Measurements
     The following table sets forth EAC’s book value and estimated fair value of financial instruments as of the dates indicated:

	September 30, 2009		December 31, 2008
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(in thousands)
Assets:
Cash and cash equivalents	$6,683	$6,683	$2,039	$2,039
Accounts receivable, net	104,980	104,980	117,995	117,995
Plugging bond	862	1,059	824	1,202
Bell Creek escrow	9,260	9,260	9,229	9,241
Commodity derivative contracts	99,668	99,668	387,841	387,841
Long-term receivables, net	61,779	61,779	71,986	71,986
Liabilities:
Accounts payable	10,412	10,412	10,017	10,017
6.25% Senior Subordinated Notes	150,000	140,250	150,000	101,250
6.0% Senior Subordinated Notes	296,421	276,000	296,040	194,250
9.5% Senior Subordinated Notes	208,228	234,000	—	—
7.25% Senior Subordinated Notes	148,847	140,250	148,771	94,500
Revolving credit facilities	440,000	440,000	725,000	725,000
Commodity derivative contracts	29,230	29,230	229	229
Deferred premiums on commodity derivative contracts	43,228	43,228	67,610	67,610
Interest rate swaps	4,150	4,150	4,559	4,559
     The book values of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. The book value of long-term receivables, net, approximates fair value as it is net of amounts deemed to be uncollectible and bears interest at market rates. The plugging bond and Bell Creek escrow are included in “Other assets” in the accompanying Consolidated Balance Sheets and are classified as “held to maturity” and therefore, are recorded at amortized cost, which was less than fair value. The fair values of the plugging bond, Bell Creek escrow, and senior subordinated notes were determined using open market quotes. The difference between book value and fair value of the senior subordinated notes represents the premium or discount on that date. The book value of the revolving credit facilities approximates fair value as the interest rate is variable. EAC’s and ENP’s credit risk have not changed materially from the date the revolving credit facilities were entered into. Commodity derivative contracts and interest rate swaps are marked-to-market each period and are thus stated at fair value in the accompanying Consolidated Balance Sheets. Deferred premiums on commodity derivative contracts were recorded at their net present value at the time the contracts were entered into and EAC accretes that value to the eventual settlement price by recording interest expense each period.
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
     EAC applies the provisions of SFAS 133 (ASC 815), which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, the effective portion of changes in fair value can be recognized in accumulated other comprehensive income or loss until such time as the hedged item is recognized in earnings. In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically.
     EAC has elected to designate its outstanding interest rate swaps as cash flow hedges. The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the mark-to-market gain or loss is recognized in earnings and included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
     EAC has not elected to designate its current portfolio of commodity derivative contracts as hedges. Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
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
     From time to time, EAC enters into floor spreads. In a floor spread, EAC purchases puts at a specified price (a “purchased put”) and also sells a put at a lower price (a “short put”). This strategy enables EAC to achieve some downside protection for a portion of its production, while funding the cost of such protection by selling a put at a lower price. If the price of the commodity falls below the strike price of the purchased put, then EAC has protection against commodity price decreases for the covered production down to the strike price of the short put. At commodity prices below the strike price of the short put, the benefit from the purchased put is generally offset by the expense associated with the short put. For example, in 2007, EAC purchased oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. As NYMEX prices increased in 2008, EAC wished to protect downside price exposure at the higher price. In order to do this, EAC purchased oil put options for 2,000 Bbls/D in 2010 at $75 per Bbl and simultaneously sold oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. Thus, after these transactions were completed, EAC had purchased two oil put options for 2,000 Bbls/D in 2010 (one at $65 per Bbl and one at $75 per Bbl) and sold one oil put option for 2,000 Bbls/D in 2010 at $65 per Bbl. However, the net effect resulted in EAC owning one oil put option for 2,000 Bbls/D at $75 per Bbl. In the following tables, the purchased floor component of these floor spreads are shown net and included with EAC’s other floor contracts.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following tables summarize EAC’s open commodity derivative contracts as of September 30, 2009:
Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
Oct. - Dec. 2009 (a)							$10,941
	3,130	$110.00	440	$97.75	1,000	$68.70

2010							16,086
	880	80.00	2,940	90.57	—	—
	5,500	73.47	3,000	74.13	3,885	77.79
	8,385	62.83	500	65.60	1,750	64.08
	1,000	56.00	—	—	1,000	59.70

2011							27,767
	1,880	80.00	1,440	95.41	325	80.00
	2,500	70.00	—	—	1,060	78.42
	4,385	65.00	—	—	250	69.65

2012							4,628
	750	70.00	500	82.05	835	81.19
	2,135	65.00	250	79.25	1,300	76.54

							$59,422

(a)	In addition, ENP has a floor contract for 1,000 Bbls/D at $63.00 per Bbl and a short floor contract for 1,000 Bbls/D at $65.00 per Bbl.
Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted	Asset
	Daily	Average	Daily	Average	Daily	Average	(Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
Oct. - Dec. 2009							$4,829
	3,800	$8.20	3,800	$9.83	—	$—
	3,800	7.20	5,000	7.45	—	—
	6,800	6.57	15,000	6.63	—	—
	15,000	5.64	—	—	—	—

Jan. - June 2010							4,434
	3,800	8.20	3,800	9.58	25,452	6.46
	4,698	7.26	—	—	20,550	5.23

July - Dec. 2010							3,005
	3,800	8.20	3,800	9.58	—	—
	4,698	7.26	10,000	6.25	25,452	6.46
	10,000	5.13	—	—	550	5.86

2011							212
	3,398	6.31	—	—	27,952	6.48
	—	—	—	—	550	5.86

2012							(1,463)
	898	6.76	—	—	25,452	6.47
	—	—	—	—	550	5.86

							$11,017

     As of September 30, 2009, EAC had $43.2 million of deferred premiums payable, of which $26.0 million was long-term and included in “Derivatives” in the non-current liabilities section of the accompanying Consolidated Balance Sheet and $17.2 million was current and included in “Derivatives” in the current liabilities section of the accompanying Consolidated Balance Sheet. The premiums relate to various oil and natural gas floor contracts and are payable on a monthly basis from October 2009 to January 2013.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     Counterparty Risk. At September 30, 2009, EAC had committed 10 percent or greater (in terms of fair market value) of either its oil or natural gas derivative contracts to the following counterparties:

	Percentage of	Percentage of
	Oil Derivative	Natural Gas Derivative
	Contracts	Contracts
Counterparty	Committed	Committed
BNP Paribas	33%	23%
Calyon	15%	43%
JP Morgan	14%	6%
RBC	17%	2%
Wachovia Bank	14%	26%
     In order to mitigate the credit risk of financial instruments, EAC enters into master netting agreements with significant counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and EAC. Instead of treating each derivative financial transaction between the counterparty and EAC separately, the master netting agreement enables the counterparty and EAC to aggregate all financial trades and treat them as a single agreement. This arrangement benefits EAC in three ways: (1) the netting of the value of all trades reduces the likelihood of counterparties requiring daily collateral posting by EAC; (2) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (3) netting of settlement amounts reduces EAC’s credit exposure to a given counterparty in the event of close-out. EAC’s accounting policy is to not offset fair value amounts for derivative instruments.
Interest Rate Swaps
     ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under its revolving credit facility to a weighted average fixed rate. The following table summarizes ENP’s open interest rate swaps as of September 30, 2009, all of which were entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
Oct. 2009 - Jan. 2011	$50,000	3.1610%	1-month LIBOR
Oct. 2009 - Jan. 2011	25,000	2.9650%	1-month LIBOR
Oct. 2009 - Jan. 2011	25,000	2.9613%	1-month LIBOR
Oct. 2009 - Mar. 2012	50,000	2.4200%	1-month LIBOR
     The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred loss recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheet due to the fluctuation of interest rates.
Current Period Impact
     EAC recognizes derivative fair value gains and losses related to: (1) ineffectiveness on derivative contracts designated as hedges; (2) changes in the fair market value of derivative contracts not designated as hedges; (3) settlements on derivative contracts not designated as hedges; and (4) premium amortization. The following table summarizes the components of “Derivative fair value loss (gain)” for the periods indicated:

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Ineffectiveness	$18	$(6)	$(16)	$(349)
Mark-to-market loss (gain)	576	(276,932)	281,569	(11,884)
Premium amortization	6,838	14,773	91,557	47,579
Settlements	(20,688)	22,730	(373,851)	46,747

Total derivative fair value loss (gain)	$(13,256)	$(239,435)	$(741)	$82,093

     In March 2009, EAC elected to monetize certain of its 2009 oil derivative contracts and received proceeds of approximately $190.4 million from these settlements, which were used to reduce outstanding borrowings under EAC’s revolving credit facility.
Accumulated Other Comprehensive Loss
     At September 30, 2009 and December 31, 2008, “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheet consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps of $1.2 million and $1.7 million, respectively. During the twelve months ending September 30, 2010, EAC expects to reclassify $3.5 million of deferred losses associated with ENP’s interest rate swaps from accumulated other comprehensive loss to interest expense.
Tabular Disclosures of Fair Value Measurements
     The following table summarizes the fair value of EAC’s derivative contracts as of the dates indicated (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet		Balance Sheet
	Location	Value	Location	Value	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133 (ASC 815)
Commodity derivative contracts	Derivatives - current	$51,974	Derivatives - current	$349,344	Derivatives - current	$16,532	Derivatives - current	$—
Commodity derivative contracts	Derivatives - noncurrent	47,694	Derivatives - noncurrent	38,497	Derivatives - noncurrent	12,698	Derivatives - noncurrent	229

Total derivatives not designated as hedging instruments under SFAS 133 (ASC 815)		$99,668		$387,841		$29,230		$229

Derivatives designated as hedging instruments under SFAS 133 (ASC 815)
Interest rate swaps	Derivatives - current	$—	Derivatives - current	$—	Derivatives - current	$3,470	Derivatives - current	$1,297
Interest rate swaps	Derivatives - noncurrent	—	Derivatives - noncurrent	—	Derivatives - noncurrent	680	Derivatives-noncurrent	3,262

Total derivatives designated as hedging instruments under SFAS 133 (ASC 815)		$—		$—		$4,150		$4,559

Total derivatives		$99,668		$387,841		$33,380		$4,788

     The following table summarizes the effect of derivative instruments not designated as hedges under SFAS 133 (ASC 815) on the Consolidated Statements of Operations for the periods indicated (in thousands):

		Amount of Loss (Gain) Recognized In Income
Derivatives Not Designated as	Location of Loss	Three Months Ended September 30,		Nine Months Ended September 30,
Hedges Under SFAS 133 (ASC 815)	Recognized In Income	2009	2008	2009	2008
Commodity derivative contracts	Derivative fair value loss (gain)	$(13,274)	$(239,429)	$(725)	$82,442

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following tables summarize the effect of derivative instruments designated as hedges under SFAS 133 (ASC 815) on the Consolidated Statements of Operations for the periods indicated (in thousands):

				Amount of Loss
	Amount of Loss			Reclassified from			Amount of Loss (Gain)
	Recognized in Accumulated OCI		Location of Loss	Accumulated OCI into			Recognized In Income
	(Effective Portion)		(Gain) Reclassified	Income (Effective Portion)			as Ineffective
Derivatives Designated as	Three months ended		from Accumulated	Three months ended		Location of Loss (Gain)	Three months ended
Hedges Under	September 30,		OCI into Income	September 30,		Recognized in Income	September 30,
SFAS 133 (ASC 815)	2009	2008	(Effective Portion)	2009	2008	as Ineffective	2009	2008
Interest rate swaps	$725	$381	Interest expense	$983	$117	Derivative fair value loss (gain)	$18	$(6)

				Amount of Loss
	Amount of Loss			Reclassified from			Amount of Gain
	Recognized in Accumulated OCI		Location of Loss	Accumulated OCI into			Recognized In Income
	(Effective Portion)		(Gain) Reclassified	Income (Effective Portion)			as Ineffective
Derivatives Designated as	Nine months ended		from Accumulated	Nine months ended		Location of Gain	Nine months ended
Hedges Under	September 30,		OCI into Income	September 30,		Recognized in Income	September 30,
SFAS 133 (ASC 815)	2009	2008	(Effective Portion)	2009	2008	as Ineffective	2009	2008
Interest rate swaps	$2,214	$1,142	Interest expense	$2,786	$224	Derivative fair value gain	$16	$349
Commodity derivative contracts	—	—	Oil and natural gas revenues	—	2,857		—	—

Total	$2,214	$1,142		$2,786	$3,081		$16	$349

Fair Value Hierarchy
     As discussed in “Note 2. Basis of Presentation,” EAC adopted FSP FAS 157-2 (ASC 820-10) on January 1, 2009 and SFAS 157 (ASC 820-10) on January 1, 2008. SFAS 157 (ASC 820-10) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 (ASC 820-10) are as follows:
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
     EAC’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy levels. The following methods and assumptions were used to estimate the fair values of EAC’s assets and liabilities that are accounted for at fair value on a recurring basis:
•	Level 2 — Fair values of oil and natural gas swaps were estimated using a combined income-based and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services reflecting broker market quotes. Fair values of interest rate swaps were estimated using a combined income-based and market-based valuation methodology based upon credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

•	Level 3 — EAC’s oil and natural gas calls, puts, and short puts are average value options, which are not exchange-traded contracts. Settlement is determined by the average underlying price over a predetermined period of time. EAC uses both observable and unobservable inputs in a Black-Scholes valuation model to determine fair value. Accordingly, these derivative instruments are classified within the Level 3 valuation hierarchy. The observable inputs of EAC’s valuation model include: (1) current market and contractual prices for the underlying instruments; (2) quoted forward prices for oil and natural gas; and (3) interest rates, such as a LIBOR curve for a term similar to the commodity derivative contract. The unobservable input of EAC’s valuation model is volatility. The implied volatilities for EAC’s calls, puts, and short puts with comparable strike prices are based on the settlement values from certain exchange-traded contracts. The implied volatilities for calls, puts, and short puts where there are no exchange-traded contracts with the same strike price are extrapolated from exchange-traded implied volatilities by an independent party.
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

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
provisions in the agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability. There have been no changes in the valuation techniques used to measure the fair value of EAC’s oil and natural gas calls, puts, or short puts during 2009.
     The following table sets forth EAC’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Asset (Liability) at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts — swaps	$(7,860)	$—	$(7,860)	$—
Oil derivative contracts — floors and caps	67,282	—	—	67,282
Natural gas derivative contracts — swaps	(387)	—	(387)	—
Natural gas derivative contracts — floors and caps	11,404	—	—	11,404
Interest rate swaps	(4,150)	—	(4,150)	—

Total	$66,289	$—	$(12,397)	$78,686

     The following table summarizes the changes in the fair value of EAC’s Level 3 assets and liabilities for the nine months ended September 30, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts -	Derivative Contracts -
	Floors and Caps	Floors and Caps	Total
	(in thousands)
Balance at January 1, 2009	$337,335	$12,741	$350,076
Total gains (losses):
Included in earnings	30,329	20,882	51,211
Purchases, issuances, and settlements	(300,382)	(22,219)	(322,601)

Balance at September 30, 2009	$67,282	$11,404	$78,686

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$30,329	$20,882	$51,211

     Since EAC does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 assets and liabilities are included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
     All fair values have been adjusted for nonperformance risk resulting in a reduction of the net commodity derivative asset of approximately $0.5 million as of September 30, 2009. For commodity derivative contracts which are in an asset position, EAC uses the counterparty’s credit default swap rating. For commodity derivative contracts which are in a liability position, EAC uses the average credit default swap rating of its peer companies as EAC does not have its own credit default swap rating.
     EAC’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement within the fair value hierarchy levels. The following methods and assumptions were used to estimate the fair values of EAC’s assets and liabilities that are accounted for at fair value on a nonrecurring basis:
•	Level 3 — Fair values of asset retirement obligations are determined using discounted cash flow methodologies based on inputs, such as plugging costs and reserve lives, which are not readily available in public markets. See “Note 7. Asset Retirement Obligations” for additional discussion of EAC’s asset retirement obligations.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table sets forth EAC’s assets and liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2009:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Liability at	Identical Assets	Observable Inputs	Unobservable Inputs	Total Gains
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
(in thousands)
Asset retirement obligations	$3,775	$—	$—	$3,775	$—
Note 7. Asset Retirement Obligations
     Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in EAC’s asset retirement obligations for the nine months ended September 30, 2009 (in thousands):

Future abandonment liability at January 1, 2009	$49,569
Wells drilled	283
Acquisition of properties	3,492
Disposition of properties	(220)
Accretion of discount	1,761
Plugging and abandonment costs incurred	(1,223)
Revision of previous estimates	49

Future abandonment liability at September 30, 2009	$53,711

     As of September 30, 2009, $51.7 million of EAC’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $2.0 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheets. Approximately $4.7 million of the future abandonment liability represents the estimated cost for decommissioning ENP’s Elk Basin natural gas processing plant.
     As of September 30, 2009 and December 31, 2008, EAC held $9.3 million and $9.2 million, respectively, in escrow, which is to be released only for reimbursement of actual plugging and abandonment costs incurred on its Bell Creek properties. These amounts are included in “Other assets” in the accompanying Consolidated Balance Sheets.
Note 8. Long-Term Debt
     Long-term debt consisted of the following as of the dates indicated:

	Maturity	September 30,	December 31,
	Date	2009	2008
		(in thousands)
Revolving credit facilities	3/7/2012	$440,000	$725,000
6.25% Senior Subordinated Notes	4/15/2014	150,000	150,000
6.0% Senior Subordinated Notes, net of unamortized discount of $3,579 and $3,960, respectively	7/15/2015	296,421	296,040
9.5% Senior Subordinated Notes, net of unamortized discount of $16,772 and zero, respectively	5/1/2016	208,228	—
7.25% Senior Subordinated Notes, net of unamortized discount of $1,153 and $1,229, respectively	12/1/2017	148,847	148,771

Total		$1,243,496	$1,319,811

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Encore Acquisition Company Credit Agreement
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
     The aggregate amount of the commitments of the lenders under the EAC Credit Agreement is $1.25 billion. Availability under the EAC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. In March 2009, the borrowing base of the EAC Credit Agreement was reaffirmed at $1.1 billion before a reduction of $200 million solely as a result of the monetization of certain of EAC’s 2009 oil derivative contracts during the first quarter of 2009. In April 2009, the borrowing base of the EAC Credit Agreement was reduced by $75 million as a result of EAC’s issuance of senior subordinated notes. As of September 30, 2009, the borrowing base was $825 million and there were $180 million of outstanding borrowings, $0.3 million of outstanding letters of credit, and $644.7 million of borrowing capacity under the EAC Credit Agreement.
     EAC incurs a commitment fee on the unused portion of the EAC Credit Agreement determined based on the ratio of outstanding borrowings under the EAC Credit Agreement to the borrowing base in effect on such date. The following table summarizes the commitment fee percentage under the EAC Credit Agreement:

Commitment
Ratio of Outstanding Borrowings to Borrowing Base	Fee Percentage
Less than .90 to 1	0.375%
Greater than or equal to .90 to 1	0.500%
     Obligations under the EAC Credit Agreement are secured by a first-priority security interest in substantially all of EAC’s restricted subsidiaries’ proved oil and natural gas reserves and in EAC’s equity interests in its restricted subsidiaries. In addition, obligations under the EAC Credit Agreement are guaranteed by EAC’s restricted subsidiaries.
     Loans under the EAC Credit Agreement are subject to varying rates of interest based on (1) outstanding borrowings in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans under the EAC Credit Agreement bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans under the EAC Credit Agreement bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.750%	0.500%
Greater than or equal to .50 to 1 but less than .75 to 1	2.000%	0.750%
Greater than or equal to .75 to 1 but less than .90 to 1	2.250%	1.000%
Greater than or equal to .90 to 1	2.500%	1.250%
     The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by EAC) is the rate equal to the British Bankers Association LIBOR for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) except during a “LIBOR Unavailability Period,” the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     Any outstanding letters of credit reduce the availability under the EAC Credit Agreement. Borrowings under the EAC Credit Agreement may be repaid from time to time without penalty.
     The EAC Credit Agreement contains covenants including, among others, the following:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against paying dividends or making distributions, purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
•	a restriction on creating liens on the assets of EAC and its restricted subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that EAC maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0; and

•	a requirement that EAC maintain a ratio of consolidated EBITDA to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0.
     As of September 30, 2009, EAC was in compliance with all covenants of the EAC Credit Agreement.
     The EAC Credit Agreement contains customary events of default including, among others, the following:
•	failure to pay principal on any loan when due;

•	failure to pay accrued interest on any loan or fees when due and such failure continues for more than three days;

•	failure to observe or perform covenants and agreements contained in the EAC Credit Agreement, subject in some cases to a 30-day grace period after discovery or notice of such failure;

•	failure to make a payment when due on any other debt in a principal amount equal to or greater than $15 million or any other event or condition occurs which results in the acceleration of such debt or entitles the holder of such debt to accelerate the maturity of such debt;

•	the commencement of liquidation, reorganization, or similar proceedings with respect to EAC or any guarantor under bankruptcy or insolvency law, or the failure of EAC or any guarantor generally to pay its debts as they become due;

•	the entry of one or more judgments in excess of $15 million (to the extent not covered by insurance) and such judgment(s) remain unsatisfied and unstayed for 30 days;

•	the occurrence of certain ERISA events involving an amount in excess of $15 million;

•	there cease to exist liens covering at least 80 percent of the borrowing base properties; or

•	the occurrence of a change in control.
     If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the EAC Credit Agreement to be immediately due and payable.
Encore Energy Partners Operating LLC Credit Agreement
     Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and wholly owned subsidiary of ENP, is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. Effective March 10, 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. Effective August 11, 2009, OLLC amended the OLLC Credit Agreement to, among other things, (1) increase the borrowing base from $240 million to $375 million, (2) increase the aggregate commitments of the lenders from $300 million to $475 million, and (3) increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of September 30, 2009, the borrowing base was $375 million and there were $260 million of outstanding borrowings and $115 million of borrowing capacity under the OLLC Credit Agreement.
     OLLC incurs a commitment fee of 0.5 percent on the unused portion of the OLLC Credit Agreement.
     Obligations under the OLLC Credit Agreement are secured by a first-priority security interest in substantially all of OLLC’s proved oil and natural gas reserves and in the equity interests of OLLC and its restricted subsidiaries. In addition, Obligations under

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
the OLLC Credit Agreement are guaranteed by ENP and OLLC’s restricted subsidiaries. Obligations under the OLLC Credit Agreement are non-recourse to EAC and its restricted subsidiaries.
     Loans under the OLLC Credit Agreement are subject to varying rates of interest based on (1) amount outstanding in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans under the OLLC Credit Agreement bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans under the OLLC Credit Agreement bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	2.250%	1.250%
Greater than or equal to .50 to 1 but less than .75 to 1	2.500%	1.500%
Greater than or equal to .75 to 1 but less than .90 to 1	2.750%	1.750%
Greater than or equal to .90 to 1	3.000%	2.000%
     The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by ENP) is the rate equal to the British Bankers Association LIBOR for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) except during a “LIBOR Unavailability Period,” the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     Any outstanding letters of credit reduce the availability under the OLLC Credit Agreement. Borrowings under the OLLC Credit Agreement may be repaid from time to time without penalty.
     The OLLC Credit Agreement contains covenants including, among others, the following:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on the assets of ENP, OLLC, and OLLC’s restricted subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that ENP and OLLC maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0;

•	a requirement that ENP and OLLC maintain a ratio of consolidated EBITDA to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0; and

•	a requirement that ENP and OLLC maintain a ratio of consolidated funded debt to consolidated adjusted EBITDA of not more than 3.5 to 1.0.
     As of September 30, 2009, ENP and OLLC were in compliance with all covenants of the OLLC Credit Agreement.
     The OLLC Credit Agreement contains customary events of default including, among others, the following:
•	failure to pay principal on any loan when due;

•	failure to pay accrued interest on any loan or fees when due and such failure continues for more than three days;

•	failure to observe or perform covenants and agreements contained in the OLLC Credit Agreement, subject in some cases to a 30-day grace period after discovery or notice of such failure;

•	failure to make a payment when due on any other debt in a principal amount equal to or greater than $3 million or any other event or condition occurs which results in the acceleration of such debt or entitles the holder of such debt to accelerate the maturity of such debt;

•	the commencement of liquidation, reorganization, or similar proceedings with respect to OLLC or any guarantor under bankruptcy or insolvency law, or the failure of OLLC or any guarantor generally to pay its debts as they become due;

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
•	the entry of one or more judgments in excess of $3 million (to the extent not covered by insurance) and such judgment(s) remain unsatisfied and unstayed for 30 days;

•	the occurrence of certain ERISA events involving an amount in excess of $3 million;

•	there cease to exist liens covering at least 80 percent of the borrowing base properties; or

•	the occurrence of a change in control.
     If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the OLLC Credit Agreement to be immediately due and payable.
9.50% Senior Subordinated Notes due 2016 (the “9.5% Notes”)
     In April 2009, EAC issued $225 million of its 9.5% Notes at 92.228 percent of par value. EAC used the net proceeds of approximately $202.5 million, after deducting the underwriters’ discounts and commissions of $4.5 million, in the aggregate, and offering expenses of approximately $0.6 million. EAC used the net proceeds to reduce outstanding borrowings under the EAC Credit Agreement. Interest on the 9.5% Notes is due semi-annually on May 1 and November 1, beginning November 1, 2009. The 9.5% Notes mature on May 1, 2016.
Note 9. Stockholders’ Equity
Stock Repurchase Program
     In October 2008, EAC announced that its Board of Directors (the “Board”) approved a share repurchase program authorizing EAC to repurchase up to $40 million of its common stock. As of September 30, 2009, EAC had repurchased and retired 620,265 shares of its outstanding common stock for approximately $17.2 million, or an average price of $27.68 per share, under the share repurchase program. During the three and nine months ended September 30, 2009, EAC did not repurchase any shares of its outstanding common stock under the share repurchase program. As of September 30, 2009, approximately $22.8 million of EAC’s common stock remained authorized for repurchase.
Stock Option Exercises and Restricted Stock Vestings
     During the three and nine months ended September 30, 2009, certain employees exercised 1,621 options and 23,105 options, respectively, for which EAC received proceeds of approximately $49 thousand and $0.5 million, respectively. During the nine months ended September 30, 2009, certain employees elected to satisfy minimum tax withholding obligations in conjunction with the vesting of restricted stock by directing EAC to withhold 111,819 shares of common stock, which are accounted for as treasury stock until they are formally retired.
Issuance of EAC Common Stock
     In September 2009, EAC issued 2,750,000 shares of common stock under its shelf registration statement at a price to the public of $37.40 per common share. EAC used the net proceeds of approximately $100.7 million, after deducting the underwriters’ discounts and commissions of $2.0 million, in the aggregate, and offering costs of approximately $0.1 million, to reduce outstanding borrowings under the EAC Credit Facility.
Issuance of ENP Common Units
     In May 2009, ENP issued 2,760,000 common units at a price to the public of $15.60 per common unit. As a result, EAC’s partnership percentage of ENP’s common units decreased from approximately 63 percent to approximately 58 percent. Additionally, EAC increased “Noncontrolling interest” and “Additional paid-in capital” on the accompanying Consolidated Balance Sheets by $31.2 million and $9.3 million, respectively, to recognize the net proceeds from the issuance of ENP’s common units.
     In July 2009, ENP issued 9,430,000 common units under its shelf registration statement at a price to the public of $14.30 per common unit. As a result, EAC’s partnership percentage of ENP’s common units decreased from approximately 58 percent to its current partnership of approximately 46 percent. Additionally, EAC increased “Noncontrolling interest” and “Additional paid-in capital” on the accompanying Consolidated Balance Sheets by $109.0 million and $20.4 million, respectively, to recognize the net proceeds from the issuance of ENP’s common units.
     The following table summarizes EAC’s change of ownership of ENP since December 31, 2008:

	Common Units Owned			EAC %	GP Units Owned	EAC % of
Date	EAC	Others	Total	of Common Units	by EAC	All Units
12/31/2008	20,924,055	12,153,555	33,077,610	63.3%	504,851	63.8%
Equity Offering	—	2,760,000	2,760,000
5/22/2009	20,924,055	14,913,555	35,837,610	58.4%	504,851	59.0%
Equity Offering	—	9,430,000	9,430,000
7/22/2009	20,924,055	24,343,555	45,267,610	46.2%	504,851	46.8%

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 10. Income Taxes
     The components of income tax benefit (provision) were as follows for the periods indicated:

	Nine months ended
	September 30,
	2009	2008
	(in thousands)
Federal:
Current	$2,683	$(6,693)
Deferred	25,117	(104,436)

Total federal	27,800	(111,129)

State, net of federal benefit:
Current	(3,332)	(2,249)
Deferred	786	(5,217)

Total state	(2,546)	(7,466)

Income tax benefit (provision)	$25,254	$(118,595)

     The following table reconciles income tax benefit (provision) with income tax at the Federal statutory rate for the periods indicated:

	Nine months ended
	September 30,
	2009	2008
	(in thousands)
Income (loss) before income taxes	$(94,453)	$336,600

Income taxes at the Federal statutory rate	$33,059	$(117,810)
State income taxes, net of federal benefit	(2,546)	(7,466)
Tax on income attributable to noncontrolling interest	(3,384)	5,669
2008 provision to return adjustment	(1,735)	872
Permanent and other	(140)	140

Income tax benefit (provision)	$25,254	$(118,595)

     As of September 30, 2009 and December 31, 2008, all of EAC’s tax positions met the “more-likely-than-not” threshold prescribed by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (ASC 740, 805-740, and 835-10). As a result, no additional tax expense, interest, or penalties have been accrued. EAC includes interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its Consolidated Statements of Operations. During the nine months ended September 30, 2009 and 2008, EAC recorded only a nominal amount of interest and penalties on certain tax positions.
Note 11. Earnings Per Share
     As discussed in “Note 2. Basis of Presentation,” EAC adopted FSP EITF 03-6-1 (ASC 260-10) on January 1, 2009, and all periods prior to adoption have been restated to calculate EPS in accordance with this pronouncement. Under the two-class method of calculating EPS, earnings are allocated to participating securities as if all earnings for the period had been distributed. A participating security is any security that contains nonforfeitable rights to dividends or dividend equivalents paid to common stockholders. For purposes of calculating EPS, unvested restricted stock awards are considered participating securities. EPS is calculated by dividing the common stockholders’ interest in net income (loss), after deducting the interests of participating securities, by the weighted average shares outstanding. The adoption of EITF 03-6-1 (ASC 260-10) reduced EAC’s basic EPS by $0.07 for the three and nine months ended September 30, 2008 and reduced EAC’s diluted EPS by $0.03 for the three and nine months ended September 30, 2008.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table reflects the allocation of net income (loss) to EAC’s common stockholders and EPS computations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Basic Earnings Per Share
Numerator:
Undistributed net income (loss) — attributable to EAC	$(4,999)	$206,307	$(59,530)	$201,807
Participation rights of unvested restricted stock in undistributed earnings (a)	—	(3,737)	—	(3,642)

Basic undistributed net income (loss) — attributable to EAC common shares	$(4,999)	$202,570	$(59,530)	$198,165

Denominator:
Basic weighted average shares outstanding	52,349	52,258	51,964	52,466

Basic EPS — attributable to EAC common shares	$(0.10)	$3.88	$(1.15)	$3.78

Diluted Earnings Per Share
Numerator:
Basic undistributed net income (loss) — attributable to EAC common shares	$(4,999)	$206,307	$(59,530)	$201,807
Participation rights of unvested restricted stock in undistributed earnings (a)	—	(3,631)	—	(3,535)
Incremental noncontrolling interest from assumed conversion of ENP MIUs	—	(3,143)	—	(3,461)

Basic undistributed net income (loss) — attributable to EAC common shares	$(4,999)	$199,533	$(59,530)	$194,811

Denominator:
Basic weighted average shares outstanding	52,349	52,258	51,964	52,466
Effect of dilutive options (b)	—	721	—	668

Diluted weighted average shares outstanding	52,349	52,979	51,964	53,134

Diluted EPS — attributable to EAC common shares	$(0.10)	$3.77	$(1.15)	$3.67

(a)	Unvested restricted stock has no contractual obligation to absorb losses of EAC. Therefore, for the three and nine months ended September 30, 2009, 923,122 shares of restricted stock were outstanding but excluded from the EPS calculations because their effect would have been antidilutive. Please read “Note 12. Incentive Stock Plans” for additional discussion of restricted stock.

(b)	For the three and nine months ended September 30, 2009, options to purchase 1,730,762 shares of common stock were outstanding but excluded from the EPS calculations because their effect would have been antidilutive. Please read “Note 12. Incentive Stock Plans” for additional discussion of stock options.
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
     The total number of shares of EAC’s common stock reserved for issuance pursuant to the 2008 Plan is 2,400,000, of which 1,600,000 are available for grants of “full value” stock awards, such as restricted stock or stock units. As of September 30, 2009, there were 1,715,900 shares available for issuance under the 2008 Plan, of which 1,181,143 are available for grants of “full value” stock awards. Shares delivered or withheld for payment of the exercise price of an option, shares withheld for payment of tax withholding, shares subject to options or other awards that expire or are forfeited, and restricted shares that are forfeited will again become available for issuance under the 2008 Plan.
     The 2008 Plan contains the following individual limits:
•	an employee may not be granted awards covering or relating to more than 300,000 shares of common stock during any calendar year;

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
•	a non-employee director may not be granted awards covering or relating to more than 20,000 shares of common stock during any calendar year; and

•	an employee may not receive awards consisting of cash (including cash awards that are granted as performance awards) in respect of any calendar year having grant date fair value in excess of $5.0 million.
     During the nine months ended September 30, 2009 and 2008, EAC recorded non-cash stock-based compensation expense related to its incentive stock plans of $9.5 million and $6.5 million, respectively, which was allocated to LOE and general and administrative expense in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ cash compensation. During the nine months ended September 30, 2009 and 2008, EAC also capitalized $1.8 million and $1.7 million, respectively, of non-cash stock-based compensation expense related to its incentive stock plans as a component of “Proved properties” in the accompanying Consolidated Balance Sheets. During the nine months ended September 30, 2009 and 2008, EAC recognized income tax benefits related to its incentive stock plans of $3.5 million and $2.4 million, respectively.
     Please read “Note 17. ENP” for a discussion of ENP’s unit-based compensation plans.
Stock Options
     All options have a strike price equal to the fair market value of EAC’s common stock on the grant date, have a ten-year life, and vest over a three-year period. The fair value of options granted during the nine months ended September 30, 2009 and 2008 was estimated on the grant date using a Black-Scholes option valuation model based on the following assumptions:

	Nine months ended September 30,
	2009	2008
Expected volatility	51.9%	33.7%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.25	6.25
Risk-free interest rate	2.1%	3.0%
Weighted-average fair value per share	$15.81	$13.15
     The expected volatility was based on the historical volatility of EAC’s common stock for a period of time commensurate with the expected term of the options. EAC determined the expected term of the options based on an analysis of historical exercise and forfeiture behavior as well as expectations about future behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for a period of time commensurate with the expected term of the options.
     The following table summarizes the changes in EAC’s outstanding options for the nine months ended September 30, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Strike Price	Contractual Term	Value
				(in thousands)
Outstanding at January 1, 2009	1,497,413	$18.02
Granted	269,417	30.55
Forfeited or expired	(12,963)	30.91
Exercised	(23,105)	20.17

Outstanding at September 30, 2009	1,730,762	19.85	5.1	$30,377

Exercisable at September 30, 2009	1,298,056	16.23	3.9	27,477

     The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $0.3 million and $1.6 million, respectively. During the nine months ended September 30, 2009 and 2008, EAC received proceeds from the exercise of stock options of $0.5 million and $0.5 million, respectively. During the nine months ended September 30, 2009 and 2008, EAC recognized income tax benefits related to stock options of $38 thousand and $0.5 million, respectively. At September 30, 2009, EAC had $2.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.1 years.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Restricted Stock
     Restricted stock awards vest over varying periods from one to five years, subject to performance-based vesting for certain members of senior management. During the nine months ended September 30, 2009, EAC recognized expense related to restricted stock of $7.3 million and recognized an income tax provision related to the vesting of restricted stock of $0.4 million. During the nine months ended September 30, 2008, EAC recognized expense related to restricted stock of $5.5 million and recognized an income tax benefit related to the vesting of restricted stock of $0.8 million. The following table summarizes the changes in EAC’s unvested restricted stock awards for the nine months ended September 30, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2009	938,407	$30.67
Granted	412,449	30.52
Vested	(408,478)	29.25
Forfeited	(19,256)	30.26

Outstanding at June 30, 2009	923,122	31.20

     As of September 30, 2009, there were 704,102 shares of unvested restricted stock, 188,837 shares of which were granted during 2009, in which the vesting is dependent only on the passage of time and continued employment. Additionally, as of September 30, 2009, there were 219,020 shares of unvested restricted stock, all of which were granted during 2009, in which the vesting is dependent not only on the passage of time and continued employment, but also on the achievement of certain performance measures.
     None of EAC’s unvested restricted stock awards are subject to variable accounting. During the nine months ended September 30, 2009 and 2008, there were 408,478 shares and 235,086 shares, respectively, of restricted stock that vested for which certain employees elected to satisfy minimum tax withholding obligations related thereto by directing EAC to withhold 111,819 shares and 28,193 shares of common stock, respectively. EAC accounts for these shares as treasury stock until they are formally retired and have been reflected as such in the accompanying consolidated financial statements. The total fair value of restricted stock that vested during the nine months ended September 30, 2009 and 2008 was $11.0 million and $8.2 million, respectively. As of September 30, 2009, EAC had $10.6 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.9 years.
Note 13. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Consolidated net income (loss)	$(1,776)	$237,393	$(69,199)	$218,005
Amortization of deferred loss on commodity derivative contracts	—	—	—	1,786
Change in deferred hedge loss on interest rate swaps	(343)	(264)	89	153

Consolidated comprehensive income (loss)	(2,119)	237,129	(69,110)	219,944
Less: comprehensive loss (income) attributable to noncontrolling interest	(2,630)	(30,901)	10,144	(16,330)

Comprehensive income (loss) attributable to EAC stockholders	$(4,749)	$206,228	$(58,966)	$203,614

Note 14. Financial Statements of Subsidiary Guarantors
     Certain of EAC’s wholly owned subsidiaries are subsidiary guarantors of EAC’s senior subordinated notes. The subsidiary guarantees are full and unconditional, and joint and several. The subsidiary guarantors may, without restriction, transfer funds to EAC in the form of cash dividends, loans, and advances. The following Condensed Consolidating Balance Sheets as of September 30, 2009 and December 31, 2008, Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
months ended September 30, 2009 and 2008, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 present consolidating financial information for Encore Acquisition Company (the “Parent”) on a stand alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries. As of September 30, 2009, EAC’s guarantor subsidiaries were:
•	EAP Properties, Inc.;

•	EAP Operating, LLC;

•	Encore Operating, L.P.;

•	Encore Operating Louisiana, LLC;

•	Greencore Pipeline Company LLC;

•	Green Rock LLC; and

•	Belle Aire LLC.
As of September 30, 2009, EAC’s non-guarantor subsidiaries were:
•	ENP;

•	OLLC;

•	GP LLC;

•	Encore Partners GP Holdings LLC;

•	Encore Partners LP Holdings LLC;

•	Encore Energy Partners Finance Corporation; and

•	Encore Clear Fork Pipeline LLC.
     All intercompany investments in, loans due to/from, subsidiary equity, revenues, and expenses between the Parent, guarantor subsidiaries, and non-guarantor subsidiaries are shown prior to consolidation with the Parent and then eliminated to arrive at consolidated totals per the accompanying consolidated financial statements. Prior period amounts have not been adjusted for ENP’s acquisitions from EAC. Please read “Note 17. ENP” for a discussion of transactions with ENP.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$—	$3,246	$3,437	$—	$6,683
Other current assets	9,522	150,710	51,369	(4,618)	206,983

Total current assets	9,522	153,956	54,806	(4,618)	213,666

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	—	3,295,370	851,511	—	4,146,881
Unproved properties	—	104,870	61	—	104,931
Accumulated depletion, depreciation, and amortization	—	(787,211)	(198,138)	—	(985,349)

	—	2,613,029	653,434	—	3,266,463

Other property and equipment, net	—	12,087	411	—	12,498
Other assets, net	15,462	166,180	39,551	(6)	221,187
Investment in subsidiaries	2,869,292	(3,473)	—	(2,865,819)	—

Total assets	$2,894,276	$2,941,779	$748,202	$(2,870,443)	$3,713,814

LIABILITIES AND EQUITY

Current liabilities	$85,661	$160,997	$33,567	$(4,618)	$275,607
Deferred taxes	431,072	9	—	(6)	431,075
Long-term debt	983,496	—	260,000	—	1,243,496
Other liabilities	—	76,238	18,633	—	94,871

Total liabilities	1,500,229	237,244	312,200	(4,624)	2,045,049

Commitments and contingencies (see Note 15)

Total equity	1,394,047	2,704,535	436,002	(2,865,819)	1,668,765

Total liabilities and equity	$2,894,276	$2,941,779	$748,202	$(2,870,443)	$3,713,814

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

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Oil	$—	$117,669	$35,280	$—	$152,949
Natural gas	—	26,518	5,650	—	32,168
Marketing	—	785	102	—	887

Total revenues	—	144,972	41,032	—	186,004

Expenses:
Production:
Lease operating	—	29,124	9,017	—	38,141
Production, ad valorem, and severance taxes	—	14,529	4,693	—	19,222
Depletion, depreciation, and amortization	—	58,169	14,458	—	72,627
Exploration	—	13,634	3,034	—	16,668
General and administrative	3,881	8,011	2,912	(1,534)	13,270
Marketing	—	304	54	—	358
Derivative fair value gain	—	(8,434)	(4,822)	—	(13,256)
Other operating	48	6,890	1,303	—	8,241

Total expenses	3,929	122,227	30,649	(1,534)	155,271

Operating income (loss)	(3,929)	22,745	10,383	1,534	30,733

Other income (expenses):
Interest	(18,936)	—	(2,984)	—	(21,920)
Equity income from subsidiaries	29,184	2,162	—	(31,346)	—
Other	(91)	2,202	23	(1,534)	600

Total other expenses	10,157	4,364	(2,961)	(32,880)	(21,320)

Income (loss) before income taxes	6,228	27,109	7,422	(31,346)	9,413
Income tax benefit (provision)	(11,228)	1	38	—	(11,189)

Consolidated net income (loss)	(5,000)	27,110	7,460	(31,346)	(1,776)
Change in deferred hedge loss on interest rate swaps, net of tax	(37)	—	(306)	—	(343)

Consolidated comprehensive income (loss)	$(5,037)	$27,110	$7,154	$(31,346)	$(2,119)

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2008
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Oil	$—	$224,101	$44,442	$—	$268,543
Natural gas	—	56,956	9,816	—	66,772
Marketing	—	718	1,445	—	2,163

Total revenues	—	281,775	55,703	—	337,478

Expenses:
Production:
Lease operating	—	40,124	8,842	—	48,966
Production, ad valorem, and severance taxes	—	27,609	5,741	—	33,350
Depletion, depreciation, and amortization	—	49,481	9,064	—	58,545
Impairment of long-lived assets	—	26,292	—	—	26,292
Exploration	—	13,335	46	—	13,381
General and administrative	4,723	9,050	2,600	(1,070)	15,303
Marketing	—	539	1,316	—	1,855
Derivative fair value gain	—	(168,992)	(70,443)	—	(239,435)
Other operating	41	3,688	344	—	4,073

Total expenses	4,764	1,126	(42,490)	(1,070)	(37,670)

Operating income (loss)	(4,764)	280,649	98,193	1,070	375,148

Other income (expenses):
Interest	(16,357)	—	(1,767)	—	(18,124)
Equity income from subsidiaries	347,114	32,564	—	(379,678)	—
Other	78	2,535	10	(1,070)	1,553

Total other income (expenses)	330,835	35,099	(1,757)	(380,748)	(16,571)

Income before income taxes	326,071	315,748	96,436	(379,678)	358,577
Income tax benefit (provision)	(120,943)	81	(322)	—	(121,184)

Consolidated net income	205,128	315,829	96,114	(379,678)	237,393
Change in deferred hedge gain on interest rate swaps, net of tax	150	—	(414)	—	(264)

Consolidated comprehensive income	$205,278	$315,829	$95,700	$(379,678)	$237,129

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Oil	$—	$286,482	$88,433	$—	$374,915
Natural gas	—	71,765	15,143	—	86,908
Marketing	—	1,627	381	—	2,008

Total revenues	—	359,874	103,957	—	463,831

Expenses:
Production:
Lease operating	—	91,697	31,120	—	122,817
Production, ad valorem, and severance taxes	—	36,488	11,586	—	48,074
Depletion, depreciation, and amortization	—	173,677	43,684	—	217,361
Exploration	—	40,727	3,074	—	43,801
General and administrative	13,595	21,860	9,138	(3,850)	40,743
Marketing	—	1,367	245	—	1,612
Derivative fair value loss (gain)	—	(22,452)	21,711	—	(741)
Other operating	131	26,558	2,730	—	29,419

Total expenses	13,726	369,922	123,288	(3,850)	503,086

Operating loss	(13,726)	(10,048)	(19,331)	3,850	(39,255)

Other income (expenses):
Interest	(49,458)	—	(7,551)	—	(57,009)
Equity loss from subsidiaries	(21,460)	(8,845)	—	30,305	—
Other	(187)	5,819	29	(3,850)	1,811

Total other expenses	(71,105)	(3,026)	(7,522)	26,455	(55,198)

Loss before income taxes	(84,831)	(13,074)	(26,853)	30,305	(94,453)
Income tax benefit (provision)	25,299	118	(163)	—	25,254

Consolidated net loss	(59,532)	(12,956)	(27,016)	30,305	(69,199)
Change in deferred hedge loss on interest rate swaps, net of tax	(253)	—	342	—	89

Consolidated comprehensive loss	$(59,785)	$(12,956)	$(26,674)	$30,305	$(69,110)

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2008
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Oil	$—	$647,223	$128,778	$—	$776,001
Natural gas	—	154,347	28,626	—	182,973
Marketing	—	3,533	5,207	—	8,740

Total revenues	—	805,103	162,611	—	967,714

Expenses:
Production:
Lease operating	—	108,191	21,822	—	130,013
Production, ad valorem, and severance taxes	—	79,524	16,321	—	95,845
Depletion, depreciation, and amortization	—	131,715	27,399	—	159,114
Impairment of long-lived assets	—	26,292	—	—	26,292
Exploration	—	30,349	113	—	30,462
General and administrative	11,668	19,630	8,455	(3,204)	36,549
Marketing	—	4,044	5,318	—	9,362
Derivative fair value loss	—	60,521	21,572	—	82,093
Other operating	124	8,655	1,026	—	9,805

Total expenses	11,792	468,921	102,026	(3,204)	579,535

Operating income (loss)	(11,792)	336,182	60,585	3,204	388,179

Other income (expenses):
Interest	(49,353)	—	(5,316)	—	(54,669)
Equity income from subsidiaries	378,946	18,724	—	(397,670)	—
Other	30	6,172	92	(3,204)	3,090

Total other income (expenses)	329,623	24,896	(5,224)	(400,874)	(51,579)

Income before income taxes	317,831	361,078	55,361	(397,670)	336,600
Income tax provision	(118,435)	—	(160)	—	(118,595)

Consolidated net income	199,396	361,078	55,201	(397,670)	218,005
Amortization of deferred loss on commodity derivative contracts, net of tax	(1,071)	2,857	—	—	1,786
Change in deferred hedge gain on interest rate swaps, net of tax	(103)	—	256	—	153

Consolidated comprehensive income	$198,222	$363,935	$55,457	$(397,670)	$219,944

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(42,913)	$583,522	$92,544	$—	$633,153

Cash flows from investing activities:
Acquisition of oil and natural gas properties	—	(391,975)	(31,984)	—	(423,959)
Development of oil and natural gas properties	—	(286,113)	(7,330)	—	(293,443)
Investments in subsidiaries	122,389	—	—	(122,389)	—
Other	—	7,086	—	—	7,086

Net cash provided by (used in) investing activities	122,389	(671,002)	(39,314)	(122,389)	(710,316)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	387,029	—	203,061	—	590,090
Payments on long-term debt	(580,000)	—	(96,000)	—	(676,000)
Proceeds from issuance of common stock, net of offering costs	100,690	—	—	—	100,690
Proceeds from ENP issuance of common units, net of offering costs	—	—	170,149	—	170,149
Net equity contributions (distributions)	—	147,600	(269,989)	122,389	—
Other	12,198	(57,687)	(57,633)	—	(103,122)

Net cash provided by (used in) financing activities	(80,083)	89,913	(50,412)	122,389	81,807

Increase (decrease) in cash and cash equivalents	(607)	2,433	2,818	—	4,644
Cash and cash equivalents, beginning of period	607	813	619	—	2,039

Cash and cash equivalents, end of period	$—	$3,246	$3,437	$—	$6,683

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008
(in thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by operating activities	$289,310	$141,580	$98,097	$—	$528,987

Cash flows from investing activities:
Acquisition of oil and natural gas properties	—	(116,679)	(88)	—	(116,767)
Development of oil and natural gas properties	—	(369,396)	(15,468)	—	(384,864)
Investments in subsidiaries	(259,105)	—	—	259,105	—
Other	—	(34,161)	(302)	—	(34,463)

Net cash used in investing activities	(259,105)	(520,236)	(15,858)	259,105	(536,094)

Cash flows from financing activities:
Repurchase of common stock	(50,000)	—	—	—	(50,000)
Proceeds from long-term debt, net of issuance costs	864,969	—	205,269	—	1,070,238
Payments on long-term debt	(861,500)	—	(113,000)	—	(974,500)
Net equity contributions (distributions)	—	383,823	(124,718)	(259,105)	—
Other	17,303	(4,175)	(49,636)	—	(36,508)

Net cash provided by (used in) financing activities	(29,228)	379,648	(82,085)	(259,105)	9,230

Increase in cash and cash equivalents	977	992	154	—	2,123
Cash and cash equivalents, beginning of period	1	1,700	3	—	1,704

Cash and cash equivalents, end of period	$978	$2,692	$157	$—	$3,827

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 15. Commitments and Contingencies
     EAC is a party to ongoing legal proceedings in the ordinary course of business. Management does not believe the result of these proceedings will have a material adverse effect on EAC’s business, financial condition, results of operations, or liquidity.
     Additionally, EAC has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, capital and operating leases, and development commitments. Please read “Capital Commitments, Capital Resources, and Liquidity — Capital commitments — Contractual obligations” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for a description of EAC’s contractual obligations as of September 30, 2009.
Note 16. Related Party Transactions
     During the nine months ended September 30, 2008, EAC received approximately $132.3 million, from affiliates of Tesoro Corporation (“Tesoro”) related to gross oil and gas production sold from wells operated by Encore Operating, L.P. (“Encore Operating”), a Texas limited partnership and indirect wholly owned subsidiary of EAC. Mr. John V. Genova, a member of the Board, served as an employee of Tesoro until May 2008.
     Please read “Note 17. ENP” for a discussion of transactions with ENP.
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
     Encore Operating initially received an administrative fee of $1.75 per BOE of ENP’s production for such services. From April 1, 2008 to March 31, 2009, the administration fee was $1.88 per BOE of ENP’s production. Effective April 1, 2009, the administrative fee increased to $2.02 per BOE of ENP’s production. ENP also reimburses Encore Operating for actual third-party expenses incurred on ENP’s behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on ENP’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.
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

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Sales of Assets to ENP
     In August 2009, Encore Operating sold certain oil and natural gas properties and related assets in the Big Horn Basin in Wyoming, the Permian Basin in West Texas and New Mexico, and the Williston Basin in Montana and North Dakota (the “Rockies and Permian Basin Assets”) to ENP for approximately $186.8 million in cash, which ENP financed through borrowings under the OLLC Credit Agreement and proceeds from the issuance of ENP common units to the public. EAC used the proceeds from the sale of properties to fund a portion of the purchase price of its acquisitions from EXCO.
     In June 2009, Encore Operating sold certain oil and natural gas producing properties and related assets in the Williston Basin in North Dakota and Montana (the “Williston Basin Assets”) to ENP for approximately $25.2 million in cash, which ENP financed through borrowings under the OLLC Credit Agreement and proceeds from the issuance of ENP common units to the public. EAC used the proceeds from the sale of the properties to reduce outstanding borrowings under the EAC Credit Agreement.
     In January 2009, Encore Operating sold certain oil and natural gas producing properties and related assets in the Arkoma Basin in Arkansas and royalty interest properties primarily in Oklahoma, as well as 10,300 unleased mineral acres (the “Arkoma Basin Assets”), to ENP for approximately $46.4 million in cash, which ENP financed through borrowings under the OLLC Credit Agreement. EAC used the proceeds from the sale of the properties to reduce outstanding borrowings under the EAC Credit Agreement.
     In February 2008, Encore Operating sold certain oil and natural gas properties and related assets in the Permian Basin in West Texas and in the Williston Basin in North Dakota to ENP for approximately $125.0 million in cash and 6,884,776 ENP common units. In determining the total purchase price, the common units were valued at $125.0 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s carrying value of the properties. ENP financed the cash portion of the purchase price through borrowings under the OLLC Credit Agreement. EAC used the proceeds from the sale of the properties to reduce outstanding borrowings under the EAC Credit Agreement.
Shelf Registration Statement on Form S-3
     In November 2008, ENP’s “shelf” registration statement on Form S-3 was declared effective by the SEC. Under the shelf registration statement, ENP may offer common units, senior debt, or subordinated debt in one or more offerings with a total initial offering price of up to $1 billion.
Public Offerings of Common Units
     In July 2009, ENP issued 9,430,000 common units under its shelf registration statement at a price to the public of $14.30 per common unit. ENP used the net proceeds of approximately $129.2 million, after deducting the underwriters’ discounts and commissions of $5.4 million, in the aggregate, and offering costs of $0.2 million, to fund a portion of the purchase price of the Rockies and Permian Basin Assets.
     In May 2009, ENP issued 2,760,000 common units under its shelf registration statement at a price to the public of $15.60 per common unit. ENP used the net proceeds of approximately $40.9 million, after deducting the underwriters’ discounts and commissions of $1.9 million, in the aggregate, and offering costs of approximately $0.2 million, to fund the acquisition of certain natural gas producing properties in the Vinegarone Field in Val Verde County, Texas (the “Vinegarone Assets”) from an independent energy company for approximately $27.5 million, and a portion of the purchase price of the Williston Basin Assets.
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

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The total number of common units reserved for issuance pursuant to the ENP Plan is 1,150,000. As of September 30, 2009, there were 1,100,000 common units available for issuance under the ENP Plan.
     Phantom Units. Each October, ENP issues 5,000 phantom units to each member of GP LLC’s board of directors pursuant to the ENP Plan. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan administrator, cash equivalent to the value of a common unit. ENP intends to settle the phantom units at vesting by issuing common units to the grantee; therefore, these phantom units are classified as equity instruments. Phantom units vest equally over a four-year period. The holders of phantom units are also entitled to distribution equivalent rights prior to vesting, which entitle them to receive cash equal to the amount of any cash distributions paid by ENP with respect to a common unit during the period the right is outstanding. During the nine months ended September 30, 2009 and 2008, ENP recognized non-cash unit-based compensation expense related to phantom units of approximately $0.3 million and $0.2 million, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.
     The following table summarizes the changes in ENP’s unvested phantom units for the nine months ended September 30, 2009:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2009	43,750	$18.67
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2009	43,750	18.67

     As of September 30, 2009, ENP had $0.4 million of total unrecognized compensation cost related to unvested phantom units, which is expected to be recognized over a weighted average period of 1.9 years.
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
     During the three and nine months ended September 30, 2008, ENP recognized non-cash unit-based compensation expense related to management incentive units of $1.1 million and $3.2 million, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations. There have been no additional issuances of management incentive units.
Distributions
     During the three and nine months ended September 30, 2009, ENP paid cash distributions of approximately $23.5 million and $57.1 million, respectively, of which $11.0 million and $32.4 million, respectively, was paid to EAC and its subsidiaries and had no impact on EAC’s consolidated cash. During the three and nine months ended September 30, 2008, ENP paid cash distributions of approximately $23.1 million and $52.3 million, respectively, of which $14.7 million and $32.7 million, respectively, was paid to EAC and its subsidiaries and had no impact on EAC’s consolidated cash.
     During the three and nine months ended September 30, 2008, ENP paid cash distributions of approximately $1.2 million and $2.4 million, respectively, to certain executive officers of GP LLC, who serve in the same capacities for EAC, based on their ownership of management incentive units.

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 18. Segment Information
     EAC operates in only one industry: the oil and natural gas exploration and production industry in the United States. However, EAC is organizationally structured along two reportable segments: EAC Standalone and ENP. EAC’s segments are components of its business for which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate capital resources to projects and in assessing performance. The accounting policies used in the generation of segment financial statements are the same as those described in Note 2 to Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Date” of EAC’s 2008 Annual Report on Form 10-K.
     The following tables provide EAC’s operating segment information required by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (ASC 280-10). The prior period financial information of ENP in the following tables was recast to include the financial results of the Rockies and Permian Basin Assets, the Arkoma Basin Assets, and the Williston Basin Assets.

	For the Three Months Ended September 30, 2009
	EAC			Consolidated
	Standalone	ENP	Eliminations	Total
	(in thousands)
Revenues:
Oil	$117,669	$35,280	$—	$152,949
Natural gas	26,518	5,650	—	32,168
Marketing	785	102	—	887

Total revenues	144,972	41,032	—	186,004

Expenses:
Production:
Lease operating	29,124	9,017	—	38,141
Production, ad valorem, and severance taxes	14,529	4,693	—	19,222
Depletion, depreciation, and amortization	58,169	14,458	—	72,627
Exploration	13,634	3,034	—	16,668
General and administrative	11,892	2,912	(1,534)	13,270
Marketing	304	54	—	358
Derivative fair value gain	(8,434)	(4,822)	—	(13,256)
Other operating	6,938	1,303	—	8,241

Total expenses	126,156	30,649	(1,534)	155,271

Operating income	18,816	10,383	1,534	30,733

Other income (expenses):
Interest	(18,936)	(2,984)	—	(21,920)
Other	2,111	23	(1,534)	600

Total other expenses	(16,825)	(2,961)	(1,534)	(21,320)

Income before income taxes	1,991	7,422	—	9,413
Income tax benefit (provision)	(11,227)	38	—	(11,189)

Consolidated net income (loss)	(9,236)	7,460	—	(1,776)
Change in deferred hedge loss on interest rate swaps, net of tax	(37)	(306)	—	(343)

Consolidated comprehensive income (loss)	$(9,273)	$7,154	$—	$(2,119)

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	For the Three Months Ended September 30, 2008
	EAC			Consolidated
	Standalone	ENP	Eliminations	Total
	(in thousands)
Revenues:
Oil	$201,322	$67,221	$—	$268,543
Natural gas	51,328	15,444	—	66,772
Marketing	718	1,445	—	2,163

Total revenues	253,368	84,110	—	337,478

Expenses:
Production:
Lease operating	35,999	12,967	—	48,966
Production, ad valorem, and severance taxes	25,140	8,210	—	33,350
Depletion, depreciation, and amortization	44,725	13,820	—	58,545
Impairment of long-lived assets	26,292	—	—	26,292
Exploration	13,334	47	—	13,381
General and administrative	12,601	3,772	(1,070)	15,303
Marketing	539	1,316	—	1,855
Derivative fair value gain	(168,992)	(70,443)	—	(239,435)
Other operating	3,633	440	—	4,073

Total expenses	(6,729)	(29,871)	(1,070)	(37,670)

Operating income	260,097	113,981	1,070	375,148

Other income (expenses):
Interest	(16,357)	(1,767)	—	(18,124)
Other	2,613	10	(1,070)	1,553

Total other expenses	(13,744)	(1,757)	(1,070)	(16,571)

Income before income taxes	246,353	112,224	—	358,577
Income tax provision	(120,852)	(332)	—	(121,184)

Consolidated net income	125,501	111,892	—	237,393
Change in deferred hedge gain on interest rate swaps, net of tax	333	(597)	—	(264)

Consolidated comprehensive income	$125,834	$111,295	$—	$237,129

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	For the Nine Months Ended September 30, 2009
	EAC			Consolidated
	Standalone	ENP	Eliminations	Total
	(in thousands)
Revenues:
Oil	$286,482	$88,433	$—	$374,915
Natural gas	71,765	15,143	—	86,908
Marketing	1,627	381	—	2,008

Total revenues	359,874	103,957	—	463,831

Expenses:
Production:
Lease operating	91,697	31,120	—	122,817
Production, ad valorem, and severance taxes	36,488	11,586	—	48,074
Depletion, depreciation, and amortization	173,677	43,684	—	217,361
Exploration	40,727	3,074	—	43,801
General and administrative	35,458	9,135	(3,850)	40,743
Marketing	1,367	245	—	1,612
Derivative fair value loss (gain)	(22,452)	21,711	—	(741)
Other operating	26,689	2,730	—	29,419

Total expenses	383,651	123,285	(3,850)	503,086

Operating loss	(23,777)	(19,328)	3,850	(39,255)

Other income (expenses):
Interest	(49,458)	(7,551)	—	(57,009)
Other	5,632	29	(3,850)	1,811

Total other expenses	(43,826)	(7,522)	(3,850)	(55,198)

Loss before income taxes	(67,603)	(26,850)	—	(94,453)
Income tax benefit (provision)	25,417	(163)	—	25,254

Consolidated net loss	(42,186)	(27,013)	—	(69,199)
Change in deferred hedge loss on interest rate swaps, net of tax	(253)	342	—	89

Consolidated comprehensive loss	$(42,439)	$(26,671)	$—	$(69,110)

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	For the Nine Months Ended September 30, 2008
	EAC			Consolidated
	Standalone	ENP	Eliminations	Total
	(in thousands)
Revenues:
Oil	$578,414	$197,587	$—	$776,001
Natural gas	137,563	45,410	—	182,973
Marketing	3,533	5,207	—	8,740

Total revenues	719,510	248,204	—	967,714

Expenses:
Production:
Lease operating	95,944	34,069	—	130,013
Production, ad valorem, and severance taxes	72,134	23,711	—	95,845
Depletion, depreciation, and amortization	116,618	42,496	—	159,114
Impairment of long-lived assets	26,292	—	—	26,292
Exploration	30,347	115	—	30,462
General and administrative	27,854	11,899	(3,204)	36,549
Marketing	4,044	5,318	—	9,362
Derivative fair value loss	60,521	21,572	—	82,093
Other operating	8,511	1,294	—	9,805

Total expenses	442,265	140,474	(3,204)	579,535

Operating income	277,245	107,730	3,204	388,179

Other income (expenses):
Interest	(49,353)	(5,316)	—	(54,669)
Other	6,202	92	(3,204)	3,090

Total other expenses	(43,151)	(5,224)	(3,204)	(51,579)

Income before income taxes	234,094	102,506	—	336,600
Income tax provision	(118,401)	(194)	—	(118,595)

Consolidated net income	115,693	102,312	—	218,005
Amortization of deferred loss on commodity derivative contracts, net of tax	1,786	—	—	1,786
Change in deferred hedge gain on interest rate swaps, net of tax	(234)	387	—	153

Consolidated comprehensive income	$117,245	$102,699	$—	$219,944

     The following table provides EAC’s balance sheet segment information as of the dates indicated:

	September 30, 2009	December 31, 2008
	(in thousands)
Segment assets:
EAC Standalone	$2,967,971	$2,823,778
ENP	748,202	813,313
Eliminations	(2,359)	(3,896)

Total consolidated assets	$3,713,814	$3,633,195

Segment liabilities:
EAC Standalone	$1,735,108	$1,961,453
ENP	312,200	193,962
Eliminations	(2,259)	(5,468)

Total consolidated liabilities	$2,045,049	$2,149,947

ENCORE ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 19. Subsequent Events
     Subsequent events were evaluated through November 2, 2009, which is the date the financial statements were issued.
     On October 26, 2009, the board of directors of GP LLC declared an ENP cash distribution for the third quarter of 2009 to unitholders of record as of the close of business on November 9, 2009 at a rate of $0.5375 per unit. Approximately $24.6 million is expected to be paid to unitholders on or about November 13, 2009.
     On October 26, 2009, ENP issued 25,000 phantom units to members of GP LLC’s board of directors pursuant to the ENP Plan. The phantom units vest in four equal installments beginning on the first anniversary of the date of grant.
     On November 1, 2009, EAC announced that it had entered into a definitive merger agreement with Denbury Resources Inc. (“Denbury”) pursuant to which Denbury will acquire EAC in a transaction valued at approximately $4.5 billion, including the assumption of debt and the value of the minority interest in ENP. Under the definitive agreement, EAC stockholders will receive $50.00 per share for each share of EAC common stock, comprised of $15.00 in cash and $35.00 in Denbury common stock subject to both an election feature and a collar mechanism on the stock portion of the consideration. Completion of the transaction is subject to the approval of both Denbury and EAC stockholders, regulatory approvals, and other conditions.

ENCORE ACQUISITION COMPANY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis contains forward-looking statements, which give our current expectations or forecasts of future events. Actual results could differ materially from those discussed in the forward-looking statements due to many factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Report and in “Item 8. Financial Statements and Supplementary Data” of our 2008 Annual Report on Form 10-K.
Introduction
     In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:
•	Third Quarter 2009 Highlights

•	Results of Operations
o	Comparison of Quarter Ended September 30, 2009 to Quarter Ended September 30, 2008

o	Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
•	Capital Commitments, Capital Resources, and Liquidity

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements
Third Quarter 2009 Highlights
     Our financial and operating results for the third quarter of 2009 included the following:
•	Our average daily production volumes increased nine percent to 43,225 BOE/D as compared to 39,617 BOE/D in the third quarter of 2008. Oil represented 64 percent of our total production volumes as compared to 68 percent in the third quarter of 2008.

•	In September 2009, we issued 2,750,000 shares of our common stock at a price to the public of $37.40 per common share. The net proceeds of approximately $100.7 million were used to reduce outstanding borrowings under our revolving credit facility.

•	In August, we purchased certain oil and natural gas properties and related assets in the Mid-Continent and East Texas from EXCO for approximately $357.0 million in cash (including a deposit of $37.5 million made in June 2009).

•	In August, we sold the Rockies and Permian Basin Assets to ENP for approximately $186.8 million in cash.

•	In July, ENP issued 9,430,000 common units under its shelf registration statement at a price to the public of $14.30 per common unit. The net proceeds of approximately $129.1 million were used to fund a portion of the purchase price of the Rockies and Permian Basin Assets.

•	We invested $411.5 million in oil and natural gas activities (excluding $3.5 million of asset retirement obligations), of which $42.7 million was invested in development, exploitation, and exploration activities, yielding 22 gross (7.7 net) productive wells, and $368.8 million was invested in acquisitions, primarily related to our EXCO asset acquisition.

ENCORE ACQUISITION COMPANY
Results of Operations
Comparison of Quarter Ended September 30, 2009 to Quarter Ended September 30, 2008
     Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended September 30,		Increase / (Decrease)
	2009	2008	$	%
Revenues (in thousands):
Oil wellhead	$152,949	$268,543	$(115,594)	-43%
Natural gas wellhead	32,168	66,772	(34,604)	-52%

Total combined oil and natural gas revenues	185,117	335,315	(150,198)	-45%
Marketing	887	2,163	(1,276)	-59%

Total revenues	$186,004	$337,478	$(151,474)	-45%

Average realized prices:
Oil ($/Bbl)	$60.45	$108.21	$(47.76)	-44%
Natural gas ($/Mcf)	$3.71	$9.57	$(5.86)	-61%
Total combined oil and natural gas revenues ($/BOE)	$46.55	$92.00	$(45.45)	-49%

Total production volumes:
Oil (MBbls)	2,530	2,482	48	2%
Natural gas (MMcf)	8,681	6,978	1,703	24%
Combined (MBOE)	3,977	3,645	332	9%

Average daily production volumes:
Oil (Bbls/D)	27,500	26,975	525	2%
Natural gas (Mcf/D)	94,353	75,847	18,506	24%
Combined (BOE/D)	43,225	39,617	3,608	9%

Average NYMEX prices:
Oil (per Bbl)	$68.24	$118.67	$(50.43)	-42%
Natural gas (per Mcf)	$3.40	$10.27	$(6.87)	-67%
     Oil revenues decreased 43 percent from $268.5 million in the third quarter of 2008 to $152.9 million in the third quarter of 2009 as a result of a $47.76 per Bbl decrease in our average realized oil price, partially offset by a 48 MBbls increase in our oil production volumes. Our lower average realized oil price decreased oil revenues by approximately $120.8 million and was primarily due to a lower average NYMEX price, which decreased from $118.67 per Bbl in the third quarter of 2008 to $68.24 per Bbl in the third quarter of 2009. Our higher oil production volumes increased oil revenues by approximately $5.2 million and was primarily due to our acquisitions of properties from EXCO in August 2009.
     In the third quarter of 2009 and 2008, our average daily production volumes were decreased by 1,654 BOE/D and 1,535 BOE/D, respectively, for net profits interests related to our CCA properties, which reduced our oil wellhead revenues by approximately $8.8 million and $18.5 million, respectively.
     Natural gas revenues decreased 52 percent from $66.8 million in the third quarter of 2008 to $32.2 million in the third quarter of 2009 as a result of a $5.86 per Mcf decrease in our average realized natural gas price, partially offset by a 1,703 MMcf increase in our natural gas production volumes. Our lower average realized natural gas price decreased natural gas revenues by approximately $50.9 million and was primarily due to a lower average NYMEX price, which decreased from $10.27 per Mcf in the third quarter of 2008 to $3.40 per Mcf in the third quarter of 2009. Our higher natural gas production increased natural gas revenues by approximately $16.3 million and was primarily due to our acquisitions of properties from EXCO in August 2009.
     The following table shows the relationship between our oil and natural gas wellhead prices as a percentage of average NYMEX prices for the periods indicated. Management uses the wellhead price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

ENCORE ACQUISITION COMPANY

	Three months ended September 30,
	2009	2008
Average realized oil price ($/Bbl)	$60.45	$108.21
Average NYMEX ($/Bbl)	$68.24	$118.67
Differential to NYMEX	$(7.79)	$(10.46)
Average realized oil price to NYMEX percentage	89%	91%

Average realized natural gas price ($/Mcf)	$3.71	$9.57
Average NYMEX ($/Mcf)	$3.40	$10.27
Differential to NYMEX	$0.31	$(0.70)
Average realized natural gas price to NYMEX percentage	109%	93%
     Our average oil wellhead price as a percentage of the average NYMEX price was 89 percent in the third quarter of 2009 as compared to 91 percent in the third quarter of 2008.
     Our average natural gas wellhead price as a percentage of the average NYMEX price was 109 percent in the third quarter of 2009 as compared to 93 percent in the third quarter of 2008. Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of liquids extracted. Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production. In the third quarter of 2009, the natural gas index prices related to our West Texas, East Texas, and Rocky Mountains natural gas contracts all improved in their relationship to NYMEX narrowing the average differential. As a result of the incremental NGLs value and the narrower differentials, the price we were paid per Mcf for natural gas sold under certain contracts during the third quarter of 2009 increased to a level above NYMEX.
     Marketing revenues decreased 59 percent from $2.2 million in the third quarter of 2008 to $0.9 million in the third quarter of 2009 primarily as a result of a reduction in natural gas throughput in our Wildhorse pipeline and the decrease in natural gas prices. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

ENCORE ACQUISITION COMPANY
     Expenses. The following table provides the components of our expenses for the periods indicated:

	Three months ended September 30,		Increase / (Decrease)
	2009	2008	$	%
Expenses (in thousands):
Production:
Lease operating	$38,141	$48,966	$(10,825)
Production, ad valorem, and severance taxes	19,222	33,350	(14,128)

Total production expenses	57,363	82,316	(24,953)	-30%
Other:
Depletion, depreciation, and amortization	72,627	58,545	14,082
Impairment of long-lived assets	—	26,292	(26,292)
Exploration	16,668	13,381	3,287
General and administrative	13,270	15,303	(2,033)
Marketing	358	1,855	(1,497)
Derivative fair value gain	(13,256)	(239,435)	226,179
Other operating	8,241	4,073	4,168

Total operating expenses	155,271	(37,670)	192,941	-512%
Interest	21,920	18,124	3,796
Income tax provision	11,189	121,184	(109,995)

Total expenses	$188,380	$101,638	$86,742	85%

Expenses (per BOE):
Production:
Lease operating	$9.59	$13.43	$(3.84)
Production, ad valorem, and severance taxes	4.83	9.15	(4.32)

Total production expenses	14.42	22.58	(8.16)	-36%
Other:
Depletion, depreciation, and amortization	18.26	16.06	2.20
Impairment of long-lived assets	—	7.21	(7.21)
Exploration	4.19	3.67	0.52
General and administrative	3.34	4.20	(0.86)
Marketing	0.09	0.51	(0.42)
Derivative fair value gain	(3.33)	(65.69)	62.36
Other operating	2.07	1.12	0.95

Total operating expenses	39.04	(10.34)	49.38	-478%
Interest	5.51	4.97	0.54
Income tax provision	2.81	33.25	(30.44)

Total expenses	$47.36	$27.88	$19.48	70%

     Production expenses. Total production expenses decreased 30 percent from $82.3 million in the third quarter of 2008 to $57.4 million in the third quarter of 2009. Our production margin decreased 50 percent from $253.0 million in the third quarter of 2008 to $127.8 million in the third quarter of 2009. Total oil and natural gas wellhead revenues per BOE decreased by 49 percent and total production expenses per BOE decreased by 36 percent. On a per BOE basis, our production margin decreased 54 percent to $32.13 per BOE in the third quarter of 2009 as compared to $69.42 per BOE in the third quarter of 2008.
     Production expense attributable to LOE decreased $10.8 million from $49.0 million in the third quarter of 2008 to $38.1 million in the third quarter of 2009 as a result of a $3.84 decrease in the per BOE rate, partially offset by higher production volumes. Our lower average LOE per BOE rate decreased LOE by approximately $15.3 million and was primarily due to decreases in natural gas prices resulting in lower electricity costs and gas plant fuel costs, lower prices paid to oilfield service companies and suppliers, and retention bonuses paid in August 2008 related to our 2008 strategic alternatives process. Our higher production volumes increased LOE by approximately $4.5 million.
     Production expense attributable to production taxes decreased $14.1 million from $33.4 million in the third quarter of 2008 to $19.2 million in the third quarter of 2009 primarily due to lower wellhead revenues, which exclude the effects of commodity derivative contracts. As a percentage of wellhead revenues, production taxes increased to 10.4 percent in the third quarter of 2009 as

ENCORE ACQUISITION COMPANY
compared to 9.9 percent in the third quarter of 2008 primarily due to higher ad valorem taxes, which are based on production volumes as opposed to a percentage of wellhead revenues.
     Depletion, depreciation, and amortization expense (“DD&A”). DD&A expense increased $14.1 million from $58.5 million in the third quarter of 2008 to $72.6 million in the third quarter of 2009 as a result of a $2.20 increase in the per BOE rate and higher production volumes. Our higher average DD&A per BOE rate increased DD&A expense by approximately $8.7 million and was primarily due to the decrease in our proved reserves as a result of lower average commodity prices, partially offset by reserves added through our EXCO asset acquisition. Our higher production volumes increased DD&A expense by approximately $5.3 million.
     Impairment of long-lived assets. During the third quarter of 2008, circumstances indicated that the carrying value of the two wells we drilled in the Tuscaloosa Marine Shale may not be recoverable. We compared the assets’ carrying value to the undiscounted expected future net cash flows, which indicated a need for an impairment charge. We then compared the net book value of the impaired assets to their estimated discounted value, which resulted in a write-down of the value of proved oil and natural gas properties of $26.3 million. Fair value was determined using estimates of future production volumes and estimates of future prices we might receive for these volumes, discounted to a present value.
     Exploration expense. Exploration expense increased $3.3 million from $13.4 million in the third quarter of 2008 to $16.7 million in the third quarter of 2009. During the third quarter of 2009, we expensed 1.6 net exploratory dry holes totaling $9.8 million. During the third quarter of 2008, we expensed 1.3 net exploratory dry holes totaling $7.2 million. Impairment of unproved acreage increased $1.4 million from $5.0 million in the third quarter of 2008 to $6.4 million in the third quarter of 2009, primarily due to our larger unproved property base, as well as the impairment of certain acreage through the normal course of evaluation. The following table provides the components of exploration expense for the periods indicated:

	Three months ended September 30,		Increase /
	2009	2008	(Decrease)
	(in thousands)
Dry holes	$9,759	$7,161	$2,598
Geological and seismic	282	1,070	(788)
Delay rentals	276	157	119
Impairment of unproved acreage	6,351	4,993	1,358

Total	$16,668	$13,381	$3,287

     General and administrative expense (“G&A”). G&A expense decreased $2.0 million from $15.3 million in the third quarter of 2008 to $13.3 million in the third quarter of 2009 primarily due to retention bonuses paid in August 2008 related to our 2008 strategic alternatives process and a decrease in non-cash equity-based compensation related to ENP’s management incentive units, partially offset by the expensing of transaction costs related to our EXCO asset acquisition.
     Marketing expenses. Marketing expenses decreased $1.5 million from $1.9 million in the third quarter of 2008 to $0.4 million in the third quarter of 2009 primarily due to a reduction in natural gas throughput in our Wildhorse pipeline and the decrease in natural gas prices. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.
     Derivative fair value gain. During the third quarter of 2009, we recorded a $13.3 million derivative fair value gain as compared to $239.4 million in the third quarter of 2008, the components of which were as follows:

	Three months ended September 30,		Increase /
	2009	2008	(Decrease)
	(in thousands)
Ineffectiveness	$18	$(6)	$24
Mark-to-market loss (gain)	576	(276,932)	277,508
Premium amortization	6,838	14,773	(7,935)
Settlements	(20,688)	22,730	(43,418)

Total derivative fair value gain	$(13,256)	$(239,435)	$226,179

     Other operating expense. Other operating expense increased $4.2 million from $4.1 million in the third quarter of 2008 to $8.2

ENCORE ACQUISITION COMPANY
million in the third quarter of 2009 primarily due to a $0.7 million adjustment to the carrying value of pipe and other tubular inventory whose market value had declined below cost, a $2.4 million adjustment to the carrying value of certain receivables, primarily from ExxonMobil related to our West Texas joint venture, and higher gathering and transportation fees.
     Interest expense. Interest expense increased $3.8 million from $18.1 million in the third quarter of 2008 to $21.9 million in the third quarter of 2009 primarily due to the issuance of $225 million of our 9.5% Notes. We received net proceeds of approximately $202.5 million from the issuance of the 9.5% Notes, which we used to reduce outstanding borrowings under our revolving credit facility. Our weighted average interest rate was 6.5 percent for the third quarter of 2009 as compared to 5.6 percent for the third quarter of 2008.
     The following table provides the components of interest expense for the periods indicated:

	Three months ended September 30,		Increase /
	2009	2008	(Decrease)
	(in thousands)
6.25% Senior Subordinated Notes	$2,439	$2,433	$6
6.0% Senior Subordinated Notes	4,648	4,640	8
9.5% Senior Subordinated Notes	5,904	—	5,904
7.25% Senior Subordinated Notes	2,752	2,749	3
Revolving credit facilities	4,786	7,478	(2,692)
Other	1,391	824	567

Total	$21,920	$18,124	$3,796

     Income taxes. In the third quarter of 2009, we recorded an income tax provision of $11.2 million as compared to $121.2 million in the third quarter of 2008. In the third quarter of 2009, we had income before income taxes and noncontrolling interest of $9.4 million as compared to $358.6 million in the third quarter of 2008. Our effective tax rate increased to 118.9 percent in the third quarter of 2009 as compared to 33.8 percent in the third quarter of 2008 primarily due to the loss of the production activities deduction in 2009, the 2008 provision to return difference in the production activities deduction estimated at the end of 2008 due to a change in tax planning as a result of the hedge monetization in the first quarter of 2009, and an increase in the effective state income tax rate due to changes in apportionment associated with our 2009 acquisitions.

ENCORE ACQUISITION COMPANY
Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
     Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Nine months ended September 30,		Increase / (Decrease)
	2009	2008	$	%
Revenues (in thousands):
Oil wellhead	$374,915	$778,858	$(403,943)
Oil hedges	—	(2,857)	2,857

Total oil revenues	$374,915	$776,001	$(401,086)	-52%

Natural gas wellhead	$86,908	$182,973	$(96,065)	-53%

Combined wellhead	$461,823	$961,831	$(500,008)
Combined hedges	—	(2,857)	2,857

Total combined oil and natural gas revenues	461,823	958,974	(497,151)	-52%
Marketing	2,008	8,740	(6,732)	-77%

Total revenues	$463,831	$967,714	$(503,883)	-52%

Average realized prices:
Oil wellhead ($/Bbl)	$50.34	$104.61	$(54.27)
Oil hedges ($/Bbl)	—	(0.38)	0.38

Total oil revenues ($/Bbl)	$50.34	$104.23	$(53.89)	-52%

Natural gas wellhead ($/Mcf)	$3.56	$9.67	$(6.11)	-63%

Combined wellhead ($/BOE)	$40.10	$90.76	$(50.66)
Combined hedges ($/BOE)	—	(0.27)	0.27

Total combined oil and natural gas revenues ($/BOE)	$40.10	$90.49	$(50.39)	-56%

Total production volumes:
Oil (MBbls)	7,448	7,446	2	0%
Natural gas (MMcf)	24,408	18,915	5,493	29%
Combined (MBOE)	11,516	10,598	918	9%

Average daily production volumes:
Oil (Bbls/D)	27,281	27,174	107	0%
Natural gas (Mcf/D)	89,405	69,031	20,374	30%
Combined (BOE/D)	42,182	38,679	3,503	9%

Average NYMEX prices:
Oil (per Bbl)	$57.22	$113.59	$(56.37)	-50%
Natural gas (per Mcf)	$3.93	$9.74	$(5.81)	-60%
     Oil revenues decreased 52 percent from $776.0 million in the first nine months of 2008 to $374.9 million in the first nine months of 2009 as a result of a $53.89 per Bbl decrease in our average realized oil price. Our lower average oil wellhead price decreased oil revenues by approximately $404.2 million, or $54.27 per Bbl, and was primarily due to a lower average NYMEX price, which decreased from $113.59 per Bbl in the first nine months of 2008 to $57.22 Bbl in the first nine months of 2009. Oil revenues in the first nine months of 2008 were also reduced by approximately $2.9 million, or $0.38 per Bbl, for oil derivative contracts previously designated as hedges.
     In the first nine months of 2009 and 2008, our average daily production volumes were decreased by 1,710 BOE/D and 1,766 BOE/D, respectively, for net profits interests related to our CCA properties, which reduced our oil wellhead revenues by approximately $21.1 million and $49.7 million, respectively.
     Natural gas revenues decreased 53 percent from $183.0 million in the first nine months of 2008 to $86.9 million in the first nine months of 2009 as a result of a $6.11 per Mcf decrease in our average realized natural gas price, partially offset by a 5,493 MMcf increase in our natural gas production volumes. Our lower average realized natural gas price decreased natural gas revenues by approximately $149.2 million and was primarily due to a lower average NYMEX price, which decreased from $9.74 per Mcf in the

ENCORE ACQUISITION COMPANY
first nine months of 2008 to $3.93 per Mcf in the first nine months of 2009. Our higher natural gas production increased natural gas revenues by approximately $53.1 million and was primarily due to successful development programs in our Permian Basin and Mid-Continent areas and our acquisitions of properties from EXCO in August 2009.
     The following table shows the relationship between our oil and natural gas wellhead prices as a percentage of average NYMEX prices for the periods indicated:

	Nine months ended September 30,
	2009	2008
Average oil wellhead ($/Bbl)	$50.34	$104.61
Average NYMEX ($/Bbl)	$57.22	$113.59
Differential to NYMEX	$(6.88)	$(8.98)
Average oil wellhead to NYMEX percentage	88%	92%

Average natural gas wellhead ($/Mcf)	$3.56	$9.67
Average NYMEX ($/Mcf)	$3.93	$9.74
Differential to NYMEX	$(0.37)	$(0.07)
Average natural gas wellhead to NYMEX percentage	91%	99%
     Our average oil wellhead price as a percentage of the average NYMEX price was 88 percent in the first nine months of 2009 as compared to 92 percent in the first nine months of 2008. The percentage differential widened as a result of a 50 percent decrease in NYMEX as compared to the first nine months of 2008. However, the per Bbl differential improved from $8.98 per Bbl in the first nine months of 2008 to $6.88 per Bbl in the first nine months of 2009.
     Our average natural gas wellhead price as a percentage of the average NYMEX price was 91 percent in the first nine months of 2009 as compared to 99 percent in the first nine months of 2008. Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of liquids extracted. Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production. During the first nine months of 2008, the price of NGLs increased at a much faster pace than did the price of natural gas resulting in a price we were paid per Mcf under certain contracts to be higher than the average NYMEX price. However, in the first nine months of 2009, the total average natural gas index prices related to our West Texas, East Texas, and Rocky Mountains natural gas contracts all deteriorated in their relationship to NYMEX widening the year-to-date average differential.
     Marketing revenues decreased 77 percent from $8.7 million in the first nine months of 2008 to $2.0 million in the first nine months of 2009 primarily as a result of a reduction in natural gas throughput in our Wildhorse pipeline and the decrease in natural gas prices. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

ENCORE ACQUISITION COMPANY
     Expenses. The following table provides the components of our expenses for the periods indicated:

	Nine months ended September 30,		Increase / (Decrease)
	2009	2008	$	%
Expenses (in thousands):
Production:
Lease operating	$122,817	$130,013	$(7,196)
Production, ad valorem, and severance taxes	48,074	95,845	(47,771)

Total production expenses	170,891	225,858	(54,967)	-24%
Other:
Depletion, depreciation, and amortization	217,361	159,114	58,247
Impairment of long-lived assets	—	26,292	(26,292)
Exploration	43,801	30,462	13,339
General and administrative	40,743	36,549	4,194
Marketing	1,612	9,362	(7,750)
Derivative fair value loss (gain)	(741)	82,093	(82,834)
Other operating	29,419	9,805	19,614

Total operating expenses	503,086	579,535	(76,449)	-13%
Interest	57,009	54,669	2,340
Income tax provision (benefit)	(25,254)	118,595	(143,849)

Total expenses	$534,841	$752,799	$(217,958)	-29%

Expenses (per BOE):
Production:
Lease operating	$10.67	$12.27	$(1.60)
Production, ad valorem, and severance taxes	4.17	9.04	(4.87)

Total production expenses	14.84	21.31	(6.47)	-30%
Other:
Depletion, depreciation, and amortization	18.88	15.01	3.87
Impairment of long-lived assets	—	2.48	(2.48)
Exploration	3.80	2.87	0.93
General and administrative	3.54	3.45	0.09
Marketing	0.14	0.88	(0.74)
Derivative fair value loss (gain)	(0.06)	7.75	(7.81)
Other operating	2.55	0.93	1.62

Total operating expenses	43.69	54.68	(10.99)	-20%
Interest	4.95	5.16	(0.21)
Income tax provision (benefit)	(2.19)	11.19	(13.38)

Total expenses	$46.45	$71.03	$(24.58)	-35%

     Production expenses. Total production expenses decreased 24 percent from $225.9 million in the first nine months of 2008 to $170.9 million in the first nine months of 2009. Our production margin decreased 60 percent from $736.0 million in the first nine months of 2008 to $290.9 million in the first nine months of 2009. Total oil and natural gas wellhead revenues per BOE decreased by 56 percent and total production expenses per BOE decreased by 30 percent. On a per BOE basis, our production margin decreased 64 percent to $25.26 per BOE in the first nine months of 2009 as compared to $69.45 per BOE in the first nine months of 2008.
     Production expense attributable to LOE decreased $7.2 million from $130.0 million in the first nine months of 2008 to $122.8 million in the first nine months of 2009 as a result of a $1.60 decrease in the per BOE rate, partially offset by higher production volumes. Our lower average LOE per BOE rate decreased LOE by approximately $18.5 million and was primarily due to decreases in natural gas prices resulting in lower electricity costs and gas plant fuel costs and lower prices paid to oilfield service companies and suppliers. Our higher production volumes increased LOE by approximately $11.3 million.
     Production expense attributable to production taxes decreased $47.8 million from $95.8 million in the first nine months of 2008 to $48.1 million in the first nine months of 2009 primarily due to lower wellhead revenues, which exclude the effects of commodity derivative contracts. As a percentage of wellhead revenues, production taxes increased to 10.4 percent in the first nine months of 2009 as compared to 10.0 percent in the first nine months of 2008 primarily due to higher ad valorem taxes, which are based on production volumes as opposed to a percentage of wellhead revenues.

ENCORE ACQUISITION COMPANY
     DD&A expense. DD&A expense increased $58.2 million from $159.1 million in the first nine months of 2008 to $217.4 million in the first nine months of 2009 as a result of a $3.87 increase in the per BOE rate and higher production volumes. Our higher average DD&A per BOE rate increased DD&A expense by approximately $44.5 million and was primarily due to the decrease in our proved reserves as a result of lower average commodity prices, partially offset by reserves added through our EXCO asset acquisition. Our higher production volumes increased DD&A expense by approximately $13.8 million.
     Impairment of long-lived assets. During the third quarter of 2008, circumstances indicated that the carrying value of the two wells we drilled in the Tuscaloosa Marine Shale may not be recoverable. We compared the assets’ carrying value to the undiscounted expected future net cash flows, which indicated a need for an impairment charge. We then compared the net book value of the impaired assets to their estimated discounted value, which resulted in a write-down of the value of proved oil and natural gas properties of $26.3 million. Fair value was determined using estimates of future production volumes and estimates of future prices we might receive for these volumes, discounted to a present value.
     Exploration expense. Exploration expense increased $13.3 million from $30.5 million in the first nine months of 2008 to $43.8 million in the first nine months of 2009. During the first nine months of 2009, we expensed 5.6 net exploratory dry holes totaling $24.3 million. During the first nine months of 2008, we expensed 3.8 net exploratory dry holes totaling $14.4 million. Impairment of unproved acreage increased $4.8 million from $13.3 million in the first nine months of 2008 to $18.1 million in the first nine months of 2009, primarily due to our larger unproved property base, as well as the impairment of certain acreage through the normal course of evaluation. The following table provides the components of exploration expense for the periods indicated:

	Nine months ended September 30,		Increase /
	2009	2008	(Decrease)
	(in thousands)
Dry holes	$24,272	$14,395	$9,877
Geological and seismic	921	1,903	(982)
Delay rentals	506	860	(354)
Impairment of unproved acreage	18,102	13,304	4,798

Total	$43,801	$30,462	$13,339

     G&A expense. G&A expense increased $4.2 million from $36.5 million in the first nine months of 2008 to $40.7 million in the first nine months of 2009 primarily due to retention bonuses paid in August 2009 related to our 2008 strategic alternatives process and the expensing of transaction costs related to our EXCO asset acquisition.
     Marketing expenses. Marketing expenses decreased $7.8 million from $9.4 million in the first nine months of 2008 to $1.6 million in the first nine months of 2009 primarily due to a reduction in natural gas throughput in our Wildhorse pipeline and the decrease in natural gas prices. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.
     Derivative fair value loss (gain). During the first nine months of 2009, we recorded a $0.7 million derivative fair value gain as compared to an $82.1 million derivative fair value loss in the first nine months of 2008, the components of which were as follows:

	Nine Months Ended September 30,		Increase /
	2009	2008	(Decrease)
	(in thousands)
Ineffectiveness	$(16)	$(349)	$333
Mark-to-market loss (gain)	281,569	(11,884)	293,453
Premium amortization	91,557	47,579	43,978
Settlements	(373,851)	46,747	(420,598)

Total derivative fair value loss (gain)	$(741)	$82,093	$(82,834)

     Other operating expense. Other operating expense increased $19.6 million from $9.8 million in the first nine months of 2008 to $29.4 million in the first nine months of 2009 primarily due to a $6.5 million adjustment to the carrying value of pipe and other tubular inventory whose market value had declined below cost, a $7.1 million adjustment to the carrying value of certain receivables, primarily from ExxonMobil related to our West Texas joint venture, and higher gathering and transportation fees.

ENCORE ACQUISITION COMPANY
     Interest expense. Interest expense increased $2.3 million from $54.7 million in the first nine months of 2008 to $57.0 million in the first nine months of 2009 primarily due to the issuance of our 9.5% Notes. Our weighted average interest rate was 5.5 percent for the first nine months of 2009 as compared to 5.8 percent for the first nine months of 2008.
     The following table provides the components of interest expense for the periods indicated:

	Nine months ended September 30,		Increase /
	2009	2008	(Decrease)
	(in thousands)
6.25% Senior Subordinated Notes	$7,312	$7,294	$18
6.0% Senior Subordinated Notes	13,936	13,910	26
9.5% Senior Subordinated Notes	10,073	—	10,073
7.25% Senior Subordinated Notes	8,253	8,247	6
Revolving credit facilities	13,472	23,082	(9,610)
Other	3,963	2,136	1,827

Total	$57,009	$54,669	$2,340

     Income taxes. In the first nine months of 2009, we recorded an income tax benefit of $25.3 million as compared to an income tax provision of $118.6 million in the first nine months of 2008. In the first nine months of 2009, we had a loss before income taxes and noncontrolling interest of $94.5 million as compared to income before income taxes and noncontrolling interest of $336.6 million in the first nine months of 2008. Our effective tax rate decreased to 26.7 percent in the first nine months of 2009 as compared to 35.2 percent in the first nine months of 2008 primarily due to the 2008 provision to return difference in the production activities deduction estimated at the end of 2008 due to a change in tax planning as a result of the hedges monetization in the first quarter of 2009 and an increase in the effective state income tax rate due to changes in apportionment associated with our 2009 acquisitions.
Capital Commitments, Capital Resources, and Liquidity
     Capital commitments
     Our primary uses of cash are:
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
     Development, exploitation, and exploration of oil and natural gas properties. The following table summarizes our costs incurred (excluding asset retirement obligations) related to development, exploitation, and exploration activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Development and exploitation	$22,670	$116,376	$94,934	$250,624
Exploration	20,046	69,960	140,138	179,217

Total	$42,716	$186,336	$235,072	$429,841

     Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for the third quarter of 2009 yielded 6 gross (2.0 net) successful wells and no dry holes. Our development and exploitation capital for the first nine months of 2009 yielded 54 gross (24.7 net) successful wells and no dry holes.
     Our exploration expenditures primarily relate to drilling exploratory wells, seismic costs, delay rentals, and geological and geophysical costs. Our exploration capital for the third quarter of 2009 yielded 16 gross (5.7 net) successful wells and 3 gross (1.6 net) dry holes. Our exploration capital for the first nine months of 2009 yielded 48 gross (15.5 net) successful wells and 7 gross (5.6 net) dry holes.

ENCORE ACQUISITION COMPANY
     Acquisitions of oil and natural gas properties and leasehold acreage. The following table summarizes our costs incurred (excluding asset retirement obligations) related to oil and natural gas property acquisitions for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Acquisitions of proved property	$366,930	$8,725	$394,482	$29,193
Acquisitions of leasehold acreage	1,828	61,275	6,004	95,916

Total	$368,758	$70,000	$400,486	$125,109

     In August 2009, we acquired certain oil and natural gas properties from EXCO for approximately $357.0 million in cash (including a deposit of $37.5 million made in June 2009). In May 2009, ENP acquired the Vinegarone Assets for approximately $27.5 million in cash.
     During the three and nine months ended September 30, 2009, our capital expenditures for leasehold acreage related to the acquisition of unproved acreage in various areas. During the three and nine months ended September 30, 2008, $44.0 million of our capital expenditures for leasehold acreage related to the exercise of preferential rights in the Haynesville area and the remainder related to the acquisition of unproved acreage in various areas.
     Funding of working capital. As of September 30, 2009 and December 31, 2008, our working capital (defined as total current assets less total current liabilities) was a negative $61.9 million and a positive $188.7 million, respectively. The decrease was primarily due to the monetization of certain of our 2009 oil derivative contracts in March 2009 and higher oil prices at September 30, 2009 as compared to December 31, 2008, which negatively impacted the fair value of our outstanding oil derivative contracts.
     For the remainder of 2009, we expect working capital to remain negative primarily due to higher oil prices as compared to December 31, 2008. We anticipate cash reserves to be close to zero because we intend to use any excess cash to fund capital obligations and reduce outstanding borrowings and related interest expense under our revolving credit facility. However, we have availability under our revolving credit facility to fund our obligations as they become due. We do not plan to pay cash dividends in the foreseeable future. Our production volumes, commodity prices, and differentials for oil and natural gas will be the largest variables affecting working capital. Our operating cash flow is determined in large part by production volumes and commodity prices. Given our current commodity derivative contracts, assuming relatively stable commodity prices and constant or increasing production volumes, our operating cash flow should remain positive for the remainder of 2009.
     The Board approved a capital budget of $340 million for 2009, excluding proved property acquisitions. The level of these and other future expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions. We plan to finance our ongoing expenditures using internally generated cash flow and availability under our revolving credit facility.
     Off-balance sheet arrangements. We have no investments in unconsolidated entities or persons that could materially affect our liquidity or availability of capital resources. We have no off-balance sheet arrangements that are material to our financial position or results of operations.

ENCORE ACQUISITION COMPANY
     Contractual obligations. The following table provides the components of our contractual obligations and commitments at September 30, 2009:

		Payments Due by Period
			Three Months Ending	Years Ending	Years Ending
Contractual Obligations	Maturity		December 31,	December 31,	December 31,
and Commitments	Date	Total	2009	2010 - 2011	2012 - 2013	Thereafter
		(in thousands)
6.25% Senior Subordinated Notes (a)	4/15/2014	$196,875	$4,687	$18,750	$18,750	$154,688
6.0% Senior Subordinated Notes (a)	7/15/2015	408,000	—	36,000	36,000	336,000
9.5% Senior Subordinated Notes (a)	5/1/2016	374,625	10,687	42,750	42,750	278,438
7.25% Senior Subordinated Notes (a)	12/1/2017	242,438	5,438	21,750	21,750	193,500
Revolving credit facilities (a)	3/7/2012	467,527	5,005	20,020	442,502	—
Commodity derivative contracts (b)		44,652	—	38,810	5,842	—
Interest rate swaps (c)		4,239	942	3,297	—	—
Capital lease obligations		1,398	117	932	349	—
Development commitments (d)		47,704	12,044	35,660	—	—
Operating leases and commitments (e)		14,556	988	7,603	5,965	—
Asset retirement obligations (f)		192,735	511	4,093	4,093	184,038

Total		$1,994,749	$40,419	$229,665	$578,001	$1,146,664

(a)	Includes principal and projected interest payments. Please read Note 8 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our long-term debt.

(b)	Represents net liabilities for commodity derivative contracts. With the exception of $43.2 million of deferred premiums on commodity derivative contracts, the ultimate settlement amounts of our commodity derivative contracts are unknown because they are subject to continuing market risk. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.

(c)	Represents net liabilities for interest rate swaps, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our interest rate swaps.

(d)	Includes authorized purchases for work in process of $47.5 million and future minimum payments for drilling rig operations of $0.2 million. Also at September 30, 2009, we had approximately $155.1 million of authorized purchases not placed with vendors (authorized AFEs), which were not accrued and are excluded from the above table but are budgeted for and expected to be made unless circumstances change.

(e)	Includes office space and equipment obligations that have non-cancelable initial lease terms in excess of one year of $14.1 million and future minimum payments for other operating commitments of $0.5 million.

(f)	Represents the undiscounted future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal at the end of field life. Please read Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our asset retirement obligations.
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

ENCORE ACQUISITION COMPANY
price for oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial position, and cash flows.
     Capital resources
     Cash flows from operating activities. Cash provided by operating activities increased $104.2 million from $529.0 million for the first nine months of 2008 to $633.2 million for the first nine months of 2009, primarily due to the monetization of certain of our 2009 oil derivative contracts in March 2009 and decreased settlements paid under our oil derivative contracts as a result of lower average oil prices in the first nine months of 2009 as compared to the first nine months of 2008, partially offset by a decrease in our production margin.
     Cash flows from investing activities. Cash used in investing activities increased $174.2 million from $536.1 million in the first nine months of 2008 to $710.3 million in the first nine months of 2009, primarily due to a $307.2 million increase in amounts paid to acquire oil and natural gas properties, namely our EXCO asset acquisition, partially offset by a $91.4 million decrease in amounts paid to develop oil and natural gas properties and a $38.7 million decrease in net advancements to working interest partners. During the first nine months of 2009, we collected $5.5 million (net of advancements) from ExxonMobil for their portion of costs incurred drilling wells under the joint development agreement. During the first nine months of 2008, we advanced $33.3 million (net of collections) to ExxonMobil for their portion of costs incurred drilling wells under the joint development agreement.
     Cash flows from financing activities. Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt and issuances of EAC shares of common stock and ENP common units. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.
     During the first nine months of 2009, we received net cash of $81.8 million in financing activities, including $202.5 million of net proceeds from the issuance of the 9.5% Notes, $100.7 million of net proceeds from EAC’s issuance of common stock, and $170.1 million of net proceeds from ENP’s issuance of common units, partially offset by net repayments on revolving credit facilities of $285 million, payments for deferred commodity derivative contract premiums of $70.5 million, and ENP distributions to noncontrolling interests of $24.6 million. Net repayments decreased the outstanding borrowings under revolving credit facilities from $725 million at December 31, 2008 to $440 million at September 30, 2009.
     In October 2008, we announced that the Board approved a share repurchase program authorizing us to repurchase up to $40 million of our common stock. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The repurchase program is subject to business and market conditions, and may be suspended or discontinued at any time. The share repurchase program will be funded using our available cash. As of September 30, 2009, we had repurchased and retired 620,265 shares of our outstanding common stock for approximately $17.2 million, or an average price of $27.68 per share, under the share repurchase program. During the first nine months of 2009, we did not repurchase any shares of our outstanding common stock under the share repurchase program. As of September 30, 2009, approximately $22.8 million of our common stock remained authorized for repurchase.
     During the first nine months of 2008, we received net cash of $9.2 million from financing activities, including net borrowings on revolving credit facilities of $96.9 million, partially offset by $50 million of share repurchases, payments for deferred commodity derivative contract premiums of $30.8 million, and ENP distributions to noncontrolling interests of $19.5 million.
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

ENCORE ACQUISITION COMPANY
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
     Internally generated cash flows. Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices. During the first nine months of 2009, our average realized oil and natural gas prices decreased by 52 percent and 63 percent, respectively, as compared to the first nine months of 2008. Realized oil and natural gas prices fluctuate widely in response to changing market forces. If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, and borrowing base under our revolving credit facilities may be adversely impacted. Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facilities and thereby affect our liquidity. However, we have protected a portion of our forecasted production through 2012 against declining commodity prices. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.
     Revolving credit facilities. The syndicate of lenders underwriting our revolving credit facility includes 29 banking and other financial institutions, and the syndicate of lenders underwriting ENP’s revolving credit facility includes 15 banking and other financial institutions. None of the lenders are underwriting more than ten percent of the respective total commitment. We believe the number of lenders, the small percentage participation of each, and the level of availability under each facility provides adequate diversity and flexibility should further consolidation occur within the financial services industry.
     Encore Acquisition Company Credit Agreement
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
     The aggregate amount of the commitments of the lenders under the EAC Credit Agreement is $1.25 billion. Availability under the EAC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. In March 2009, the borrowing base of our revolving credit facility was reaffirmed at $1.1 billion before a reduction of $200 million solely as a result of the monetization of certain of our 2009 oil derivative contracts during the first quarter of 2009. In addition, the provisions of the EAC Credit Agreement require the borrowing base to be reduced by 33 1/3 percent of the principal amount of the 9.5% Notes. As a result, the borrowing base on the EAC Credit Agreement was reduced by $75 million in April 2009. The reductions in the borrowing base under the EAC Credit Agreement did not result in any required prepayments of indebtedness. As of September 30, 2009, the borrowing base was $825 million.
     We incur a commitment fee on the unused portion of the EAC Credit Agreement determined based on the ratio of outstanding borrowings under the EAC Credit Agreement to the borrowing base in effect on such date. The following table summarizes the commitment fee percentage under the EAC Credit Agreement:

Commitment
Ratio of Outstanding Borrowings to Borrowing Base	Fee Percentage
Less than .90 to 1	0.375%
Greater than or equal to .90 to 1	0.500%
     Obligations under the EAC Credit Agreement are secured by a first-priority security interest in substantially all of our restricted subsidiaries’ proved oil and natural gas reserves and in our equity interests in our restricted subsidiaries. In addition, obligations under the EAC Credit Agreement are guaranteed by our restricted subsidiaries.

ENCORE ACQUISITION COMPANY
     Loans under the EAC Credit Agreement are subject to varying rates of interest based on (1) outstanding borrowings in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.750%	0.500%
Greater than or equal to .50 to 1 but less than .75 to 1	2.000%	0.750%
Greater than or equal to .75 to 1 but less than .90 to 1	2.250%	1.000%
Greater than or equal to .90 to 1	2.500%	1.250%
     The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by us) is the rate equal to the British Bankers Association LIBOR for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) except during a “LIBOR Unavailability Period,” the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     Any outstanding letters of credit reduce the availability under the EAC Credit Agreement. Borrowings under the EAC Credit Agreement may be repaid from time to time without penalty.
     The EAC Credit Agreement contains covenants including, among others, the following:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against paying dividends or making distributions, purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on our and our restricted subsidiaries’ assets, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that we maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 (the “EAC Current Ratio”); and

•	a requirement that we maintain a ratio of consolidated EBITDA to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0 (the “EAC Interest Coverage Ratio”).
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
     As of September 30, 2009, EAC was in compliance with all covenants in the EAC Credit Agreement, including the following financial covenants:

Actual Ratio as of
Financial Covenant	Required Ratio	September 30, 2009
EAC Current Ratio	Minimum 1.0 to 1.0	3.3 to 1.0
EAC Interest Coverage Ratio	Minimum 2.5 to 1.0	9.4 to 1.0
     The following table shows the calculation of the EAC Current Ratio as of September 30, 2009 ($ in thousands):

EAC current assets	$161,219
Availability under the EAC Credit Agreement	644,700

EAC consolidated current assets	$805,919

Divided by: EAC consolidated current liabilities	$244,299
EAC Current Ratio	3.3

ENCORE ACQUISITION COMPANY
     The following table shows the calculation of the EAC Interest Coverage Ratio for the twelve months ended September 30, 2009 ($ in thousands):

EAC Consolidated EBITDA (a)	$599,808
Divided by: EAC consolidated net interest expense and letter of credit fees	$63,726
EAC Interest Coverage Ratio	9.4

(a)	EAC Consolidated EBITDA is defined in the EAC Credit Agreement and generally means earnings before interest, income taxes, depletion, depreciation, and amortization, and exploration expense. EAC Consolidated EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table presents a calculation of EAC Consolidated EBITDA for the twelve months ended September 30, 2009 (in thousands) as required under the EAC Credit Agreement, together with a reconciliation of such amount to its most directly comparable financial measures calculated and presented in accordance with GAAP. This EBITDA measure should not be considered an alternative to consolidated net income (loss), operating income (loss), cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. This EBITDA measure may not be comparable to similarly titled measures of another company because all companies may not calculate this measure in the same manner.

EAC consolidated net income	$108,314
EAC unrealized non-cash hedge gain	(21,456)
EAC consolidated net interest expense	63,726
EAC income and franchise taxes	97,025
EAC depletion, depreciation, and amortization expense	242,358
EAC non-cash equity-based compensation	11,805
EAC exploration expense	82,638
EAC other non-cash	15,398

EAC Consolidated EBITDA	$599,808

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
     On September 30, 2009, there were $180 million of outstanding borrowings, $0.3 million of outstanding letters of credit, and $644.7 million of borrowing capacity under the EAC Credit Agreement. On October 27, 2009, there were $200 million of outstanding borrowings, $0.3 million of outstanding letters of credit, and $624.7 million of borrowing capacity under the EAC Credit Agreement.
     Encore Energy Partners Operating LLC Credit Agreement
     In March 2007, OLLC entered into a five-year credit agreement (as amended, the “OLLC Credit Agreement”) with a bank syndicate including Bank of America, N.A. and other lenders. The OLLC Credit Agreement matures on March 7, 2012. Effective March 10, 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. Effective August 11, 2009, OLLC amended the OLLC Credit Agreement to, among other things, (1) increase the borrowing base from $240 million to $375 million, (2) increase the aggregate commitments of the lenders from $300 million to $475 million, and (3) increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of September 30, 2009, the borrowing base was $375 million.
     OLLC incurs a commitment fee of 0.5 percent on the unused portion of the OLLC Credit Agreement.

ENCORE ACQUISITION COMPANY
     Obligations under the OLLC Credit Agreement are secured by a first-priority security interest in substantially all of OLLC’s proved oil and natural gas reserves and in the equity interests of OLLC and its restricted subsidiaries. In addition, obligations under the OLLC Credit Agreement are guaranteed by ENP and OLLC’s restricted subsidiaries. We consolidate the debt of ENP with that of our own; however, obligations under the OLLC Credit Agreement are non-recourse to us and our restricted subsidiaries.
     Loans under the OLLC Credit Agreement are subject to varying rates of interest based on (1) outstanding borrowings in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Outstanding Borrowings to Borrowing Base	Eurodollar Loans (a)	Base Rate Loans (a)
Less than .50 to 1	2.250%	1.250%
Greater than or equal to .50 to 1 but less than .75 to 1	2.500%	1.500%
Greater than or equal to .75 to 1 but less than .90 to 1	2.750%	1.750%
Greater than or equal to .90 to 1	3.000%	2.000%
     The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by ENP) is the rate equal to the British Bankers Association LIBOR for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) except during a “LIBOR Unavailability Period,” the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     Any outstanding letters of credit reduce the availability under the OLLC Credit Agreement. Borrowings under the OLLC Credit Agreement may be repaid from time to time without penalty.
     The OLLC Credit Agreement contains covenants including, among others, the following:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on the assets of ENP, OLLC, and OLLC’s restricted subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that ENP and OLLC maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 (the “ENP Current Ratio”);

•	a requirement that ENP and OLLC maintain a ratio of consolidated EBITDA to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0 (the “ENP Interest Coverage Ratio”); and

•	a requirement that ENP and OLLC maintain a ratio of consolidated funded debt to consolidated adjusted EBITDA of not more than 3.5 to 1.0 (the “ENP Leverage Ratio”).
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

ENCORE ACQUISITION COMPANY
     As of September 30, 2009, ENP and OLLC were in compliance with all covenants in the OLLC Credit Agreement, including the following financial covenants:

Actual Ratio as of
Financial Covenant	Required Ratio	September 30, 2009
ENP Current Ratio	Minimum 1.0 to 1.0	5.1 to 1.0
ENP Interest Coverage Ratio	Minimum 2.5 to 1.0	10.8 to 1.0
ENP Leverage Ratio	Maximum 3.5 to 1.0	2.2 to 1.0
     The following table shows the calculation of the ENP Current Ratio as of September 30, 2009 ($ in thousands):

ENP current assets	$54,806
Availability under the OLLC Credit Agreement	115,000

ENP consolidated current assets	$169,806

Divided by: ENP consolidated current liabilities	$33,567
ENP Current Ratio	5.1
     The following table shows the calculation of the ENP Interest Coverage Ratio for the twelve months ended September 30, 2009 ($ in thousands):

ENP Consolidated EBITDA (a)	$98,721

Divided by:
ENP consolidated interest expense and letter of credit fees	$9,204
ENP consolidated interest income	(36)

ENP consolidated net interest expense and letter of credit fees	$9,168

ENP Interest Coverage Ratio	10.8

(a)	ENP Consolidated EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, depletion, depreciation, and amortization, and exploration expense. ENP Consolidated EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table shows the calculation of the ENP Leverage Ratio for the twelve months ended September 30, 2009 ($ in thousands):

ENP consolidated funded debt	$260,000
Divided by: ENP Consolidated Adjusted EBITDA (a)	$116,179
ENP Leverage Ratio	2.2

(a)	ENP Consolidated Adjusted EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, depletion, depreciation, and amortization, and exploration expense, after giving pro forma effect to one or more acquisitions or dispositions in excess of $20 million in the aggregate. ENP Consolidated Adjusted EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table presents a calculation of ENP Consolidated EBITDA and ENP Consolidated Adjusted EBITDA for the twelve months ended September 30, 2009 (in thousands) as required under the OLLC Credit Agreement, together with a reconciliation of such amounts to their most directly comparable financial measures calculated and presented in accordance with GAAP. These EBITDA measures should not be considered an alternative to net income (loss), operating income (loss), cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. These EBITDA measures may not be comparable to similarly titled measures of another company because all companies may not calculate these measures in the same manner.

ENCORE ACQUISITION COMPANY

ENP consolidated net income	$90,122
ENP unrealized non-cash hedge gain	(51,881)
ENP consolidated net interest expense	9,168
ENP income and franchise taxes	638
ENP depletion, depreciation, amortization, and exploration expense	47,282
ENP non-cash unit-based compensation	2,108
ENP other non-cash	1,284

ENP Consolidated EBITDA	98,721
Pro forma effect of acquisitions	17,458

ENP Consolidated Adjusted EBITDA	$116,179

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
     On September 30, 2009 and October 27, 2009, there were $260 million of outstanding borrowings and $115 million of borrowing capacity under the OLLC Credit Agreement.
     Please read Note 8 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our long-term debt.
     Capitalization. At September 30, 2009, we had total assets of $3.7 billion and total capitalization of $2.9 billion, of which 57 percent was represented by equity and 43 percent by long-term debt. At December 31, 2008, we had total assets of $3.6 billion and total capitalization of $2.8 billion, of which 53 percent was represented by equity and 47 percent by long-term debt. The percentages of our capitalization represented by equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.
Critical Accounting Policies and Estimates
     Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2008 Annual Report on Form 10-K for information regarding our critical accounting policies and estimates.
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
Commodity Price Sensitivity
     Our commodity derivative contracts are discussed in Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” The counterparties to our commodity derivative contracts are a diverse group of seven institutions, all of

ENCORE ACQUISITION COMPANY
which are currently rated A- or better by Standard & Poor’s and/or Fitch. As of September 30, 2009, the fair market value of our oil derivative contracts was a net asset of approximately $59.4 million and the fair market value of our natural gas derivative contracts was a net asset of approximately $11.0 million. These amounts exclude deferred premiums of $43.2 million that are not subject to changes in commodity prices. Based on our open commodity derivative positions at September 30, 2009, a 10 percent increase in the respective NYMEX prices for oil and natural gas would decrease our net commodity derivative asset by approximately $50.4 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would increase our net commodity derivative asset by approximately $52.4 million.
Interest Rate Sensitivity
     Our long-term debt is discussed in Note 8 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” At September 30, 2009, we had total long-term debt of $1.2 billion, net of discount of $21.5 million. Of this amount, $150 million bears interest at a fixed rate of 6.25 percent, $300 million bears interest at a fixed rate of 6.0 percent, $225 million bears interest at a fixed rate of 9.5 percent, and $150 million bears interest at a fixed rate of 7.25 percent. The remaining long-term debt balance of $440 million as of September 30, 2009 consisted of outstanding borrowings under revolving credit facilities, which are subject to floating market rates of interest that are linked to the Eurodollar rate.
     At this level of floating rate debt, if the Eurodollar rate increased by 10 percent, we would incur an additional $1.0 million of interest expense per year on revolving credit facilities, and if the Eurodollar rate decreased by 10 percent, we would incur $1.0 million less. Additionally, if the discount rates on our senior notes increased by 10 percent, we estimate the fair value of our fixed rate debt at September 30, 2009 would increase from approximately $790.5 million to approximately $794.0 million, and if the discount rates on our senior notes decreased by 10 percent, we estimate the fair value would decrease to approximately $787.1 million.
     ENP’s interest rate swaps are discussed in Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” As of September 30, 2009, the fair market value of ENP’s interest rate swaps was a net liability of approximately $4.1 million. If the Eurodollar rate increased by 10 percent, we estimate the liability would decrease to approximately $3.9 million, and if the Eurodollar rate decreased by 10 percent, we estimate the liability would increase to approximately $4.4 million.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In October 2008, the Board approved a share repurchase program authorizing us to repurchase up to $40 million of our common stock. As of September 30, 2009, we had repurchased and retired 620,265 shares of our outstanding common stock for approximately $17.2 million, or an average price of $27.68 per share, under the share repurchase program. During the third quarter of 2009, we did not repurchase any shares of our outstanding common stock under the share repurchase program. As of September 30, 2009, approximately $22.8 million of our common stock remained authorized for repurchase.
     The following table summarizes purchases of our common stock during the third quarter of 2009:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Month	Purchased	Paid per Share	or Programs	Plans or Programs
July	—	$—	—
August	—	$—	—
September	—	$—	—

Total	—	$—	—	$22,830,139

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Encore Acquisition Company (incorporated by reference from Exhibit 3.1 of EAC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 7, 2001).

3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Encore Acquisition Company (incorporated by reference from Exhibit 3.1.2 of EAC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 5, 2005).

3.1.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Encore Acquisition Company (incorporated by reference from Exhibit 3.1 of EAC’s Current Report on Form 8-K, filed with the SEC on October 31, 2008).

3.2	Second Amended and Restated Bylaws of Encore Acquisition Company (incorporated by reference from Exhibit 3.2 of EAC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 7, 2001).

10.1*+	Encore Acquisition Company Employee Severance Protection Plan (As Amended and Restated Effective May 6, 2008).

10.2*+	First Amendment to Encore Acquisition Company Employee Severance Protection Plan (As Amended and Restated Effective May 6, 2008), dated as of September 29, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer).

32.1*	Section 1350 Certification (Principal Executive Officer).

ENCORE ACQUISITION COMPANY

Exhibit No.	Description
32.2*	Section 1350 Certification (Principal Financial Officer).

99.1*	Statement showing computation of ratios of earnings (loss) to fixed charges.

99.2	Third Amendment to Credit Agreement, dated as of August 11, 2009, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as the administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on August 13, 2009).

*	Filed herewith.

+	Management contract or compensatory plan, contract, or arrangement.

ENCORE ACQUISITION COMPANY
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE ACQUISITION COMPANY
Date: November 2, 2009	/s/ Andrea Hunter
Andrea Hunter
Vice President, Controller, and Principal Accounting Officer (Duly Authorized Signatory)